Form 10-Q
period 1995-09-30
FCNB CORP
filed 1995-11-13
CIK 803644

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



 For Quarter Ended                                 Commission file number

  September 30, 1995                                         0-15645

                                    FCNB Corp
             (Exact name of registrant as specified in its charter)

           MARYLAND                                        52-1479635

(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


1 North Market Street, Frederick, Maryland                   21701
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:(301) 662-2191

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]             No[ ]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: Common Stock, $1 par value per share, 4,069,879 shares outstanding as of October 31, 1995.


PART I FINANCIAL INFORMATION    Item 1. Financial Statements
FCNB Corp and Subsidiaries
Consolidated Balance Sheets  (Unaudited) (Note 2)
(Dollars in thousands, except per share amounts)    September 30, 1995   December 31, 1994
------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                $ 24,464              $ 14,194
Interest-bearing deposits in other banks                    331                   426
Federal funds sold                                        7,304                18,733
------------------------------------------------------------------------------------------
     Cash and cash equivalents                           32,099                33,353
------------------------------------------------------------------------------------------
Loans held for sale                                       2,983                 1,023
------------------------------------------------------------------------------------------
Investment securities held to maturity -
   fair value of $73,251 in 1995 and
   $79,917 in 1994                                       73,080                82,058
------------------------------------------------------------------------------------------
Investment securities available for sale -
   at fair value                                         61,632                77,234
------------------------------------------------------------------------------------------
Loans                                                   350,944               306,160
Less:  Allowance for credit losses                       (3,737)               (3,561)
       Unearned income                                   (1,359)               (2,163)
------------------------------------------------------------------------------------------
     Net loans                                          345,848               300,436
------------------------------------------------------------------------------------------
Bank premises and equipment                              17,575                12,150
------------------------------------------------------------------------------------------
Other assets                                             11,355                11,267
------------------------------------------------------------------------------------------
     Total assets                                      $544,572              $517,521
==========================================================================================
Liabilities and Stockholders' Equity
LIABILITIES
Deposits:
  Noninterest-bearing deposits                         $ 62,701              $ 65,667
  Interest-bearing deposits                             387,932               362,130
------------------------------------------------------------------------------------------
     Total deposits                                     450,633               427,797
------------------------------------------------------------------------------------------
Short-term borrowings:
  Federal funds purchased and securities
   sold under agreements to repurchase                   15,256                25,103
  Other short-term borrowings                            25,221                19,089
Long-term debt                                            2,235                    --
Accrued interest and other liabilities                    4,326                 3,844
------------------------------------------------------------------------------------------
     Total liabilities                                  497,671               475,833
------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, per share par value $1.00;
  1,000,000 shares authorized; none outstanding              --                    --
Common stock, per share par value $1.00;
  5,000,000 shares authorized; 4,070,321
  shares issued and outstanding in 1995
  and 2,713,547 in 1994                                   4,070                 2,714
Surplus                                                  22,536                22,535
Retained earnings                                        20,278                18,589
Net unrealized gain (loss) on securities
  available for sale                                         17                (2,150)
------------------------------------------------------------------------------------------
     Total stockholders' equity                          46,901                41,688
------------------------------------------------------------------------------------------
     Total liabilities and stockholders'
          equity                                       $544,572              $517,521
==========================================================================================


FCNB Corp and Subsidiaries
Consolidated Statements of Income  (Unaudited) (Note 2)
For the Three and Nine Months Ended September 30, 1995 and 1994
(Dollars in thousands, except per share amounts)
----------------------------------------------------------------------------------------------------------------------------
                                                                          For Three Months            For Nine Months
                                                                         Ended September 30,        Ended September 30,
                                                                       1995             1994         1995             1994
----------------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                        $ 8,339           $6,057      $23,294          $17,171
  Interest and dividends on investments:
         Taxable                                                      1,928            2,286        6,505            6,807
         Tax exempt                                                     288              430          996            1,394
         Dividends                                                      113               66          249              151
  Interest on federal funds                                             136              114          306              330
  Other interest income                                                  11                2           20                6
----------------------------------------------------------------------------------------------------------------------------
             Total interest income                                   10,815            8,955       31,370           25,859
----------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest on deposits                                                3,954            2,920       11,461            8,613
  Interest on federal funds purchased and
      securities sold under agreements to
      repurchase                                                        385              429          933              975
  Interest on other short-term borrowings                               230               75        1,304              238
----------------------------------------------------------------------------------------------------------------------------
             Total interest expense(1)                                4,569            3,424       13,698            9,826
----------------------------------------------------------------------------------------------------------------------------
Net interest income                                                   6,246            5,531       17,672           16,033
Provision for credit losses                                              23              202          278              285
----------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
 for credit losses                                                    6,223            5,329       17,394           15,748
----------------------------------------------------------------------------------------------------------------------------
Noninterest income:
  Service fees                                                          548              500        1,535            1,386
  Net securities gains                                                    8                2           64              454
  Gain (loss) on sale of loans                                          107               16          167             (258)
  Other operating income                                                225              288          783              554
----------------------------------------------------------------------------------------------------------------------------
             Total noninterest income                                   888              806        2,549            2,136
----------------------------------------------------------------------------------------------------------------------------
Noninterest expenses:
  Salaries and employee benefits                                      2,547            2,181        7,336            6,263
  Occupancy expenses                                                    360              371        1,101            1,150
  Equipment expenses                                                    332              242          962              903
  Other operating expenses                                            1,056            1,210        3,830            3,679
----------------------------------------------------------------------------------------------------------------------------
             Total noninterest expenses                               4,295            4,004       13,229           11,995
----------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                              2,816            2,131        6,714            5,889
Provision for income taxes                                            1,026              610        2,261            1,707
----------------------------------------------------------------------------------------------------------------------------
Net income                                                           $1,790           $1,521      $ 4,453          $ 4,182
----------------------------------------------------------------------------------------------------------------------------
Net income per share                                                  $0.44           $0.38*        $1.09           $1.03*
============================================================================================================================
Dividends declared per share                                          $0.11           $0.11*        $0.34           $0.33*
============================================================================================================================
Weighted average number
 of shares outstanding                                            4,070,321       4,070,655*    4,070,321       4,068,968*
============================================================================================================================
(1)  The total  interest  expense  amounts  have been  reduced  by  $43,000  and
     $120,000 for the quarter and nine months ended  September 30, 1995 while no adjustment  was  made  in  1994.  This  interest  reduction  is  due to the capitalization of interest on the new corporate headquarters.

* The amounts shown have been adjusted retroactively for a three for two stock split, effected in the form of a 50% stock dividend declared in April
     1995.

FCNB Corp and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (Note 2)
For the Nine Months Ended September 30, 1995 and 1994
(Dollars in thousands)
-------------------------------------------------------------------------------------------
                                                                    1995               1994
-------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                                      $ 4,453             $4,182
   Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation and amortization                               705                712
         Provision for credit losses                                 278                285
         Provision for foreclosed properties                          62                148
         Provision for deferred income taxes (benefits)              (66)               105
         Net premium amortization (discount accretion)
          on investment securities                                   (82)               140
         Federal Home Loan Bank stock dividend                        --                (26)
         Accretion of net loan origination fees                     (279)              (216)
         Net securities gains                                        (64)              (454)
         Net (gain) loss on disposition of bank
          premises and equipment                                     (30)                19
         Net gain on sale of foreclosed properties                    --                 (7)
         Decrease (increase) in other assets                        (197)                33
         Decrease (increase) in loans held for sale(1)            (1,960)            14,278
         Increase in accrued interest and
             other liabilities                                       482                627
--------------------------------------------------------------------------------------------
                 Net cash provided by operating activities         3,302             19,826
--------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sales of investment securities -
   available for sale                                             20,269              5,005
  Proceeds from maturities of investment securities -
    available for sale                                             5,881             16,407
 Proceeds from maturities of investment securities -
    held to maturity                                              13,368             17,861
  Purchases of investment securities - available for sale         (7,224)           (23,041)
 Purchases of investment securities - held to maturity            (4,252)            (9,637)
  Net increase in loans                                          (46,448)           (41,026)
  Purchases of bank premises and equipment                        (6,220)            (1,382)
 Proceeds from dispositions of bank premises and equipment           120                 --
  Proceeds from dispositions of foreclosed properties                 --                169
  Investment in foreclosed property joint venture                     --                (20)
--------------------------------------------------------------------------------------------
                 Net cash (used in) investing activities         (24,506)           (35,664)
--------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase (decrease) in noninterest-bearing
      deposits, NOW accounts, money market accounts, and
      savings accounts                                            (5,276)             2,664
  Net increase in time deposits                                   28,112              1,457
  Net increase (decrease) in short-term borrowings                (3,715)             8,070
  Proceeds from long-term debt                                     2,235                 --
 Proceeds from sale of stock                                         --                  95
 Dividend reinvestment plan                                           (8)                (9)
  Dividends paid                                                  (1,398)            (1,319)
--------------------------------------------------------------------------------------------
                 Net cash provided by financing activities        19,950             10,958
--------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                  (1,254)            (4,880)
Cash and cash equivalents:
  Beginning of period                                             33,353             31,099
--------------------------------------------------------------------------------------------
  End of period                                                  $32,099            $26,219
============================================================================================
                                   (continued)


FCNB Corp and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (Note 2)
For the Nine Months Ended September 30, 1995 and 1994
(Dollars in thousands)
---------------------------------------------------------------------------------------------
                                                                    1995               1994
---------------------------------------------------------------------------------------------
Supplemental disclosures:
  Interest paid                                                   $13,624             $9,796
=============================================================================================
  Income taxes paid                                                $1,963               $659
=============================================================================================
Supplemental schedule of noncash investing and financing activities:
      Foreclosed properties acquired in settlement of loans        $1,037               $360
=============================================================================================
      Seller financed disposition of property                         $--                $--
=============================================================================================
      Reduction in surplus from stock options terminated              $--               $(18)
=============================================================================================
      Fair value adjustment for securities  available for sale,
      net of $1,150 in 1995 in deferred income taxes payable
      and $(1,958) in 1994 in deferred income tax benefits         $2,166            $(3,526)
=============================================================================================

(1) Loans held for sale are generally held for periods of ninety days or less.

FCNB Corp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements have been prepared utilizing the interim basis of reporting and, as such, reflect all adjustments which are normal and recurring in nature and are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

Note 2 - Merger and Acquisitions: On March 24, 1995, FCNB Corp (the "Company") consummated its merger of ENB Financial Corporation ("ENB"), the holding company for Elkridge Bank, Elkridge, Maryland, with and into the Company. As a result of the merger, each share of the outstanding common stock, $5.00 par value of ENB, was converted into 1.3173 shares of the common stock, $1.00 par value, of the Company, resulting in the issuance of approximately 526,539 shares of the Company's common stock, as adjusted for the stock distribution in April 1995.

The merger transaction with ENB has been accounted for as a pooling-of-interests. Therefore, the consolidated balance sheet as of December 31, 1994 and the consolidated statements of income for the three and nine month periods ended September 30, 1994 have been restated to reflect this business combination.

The combined and separate results of operations for ENB and the Company preceding the merger are as follows:

  (Dollars in thousands)
  For the Three Months Ended March 31, 1995         ENB      FCNB     Combined
  -----------------------------------------       ------   -------    --------
  Total income                                    $1,600   $ 9,083     $10,683
  Net income                                         182     1,130       1,312
  Net income per share                                         .32         .32

  For the Three Months Ended September 30, 1994     ENB      FCNB     Combined
  ---------------------------------------------   ------   -------    --------
  Total income                                    $1,470   $ 8,291      $9,761
  Net income                                         125     1,396       1,521
  Net income per share                                         .39         .38

  For the Nine Months Ended September 30, 1994      ENB      FCNB     Combined
  --------------------------------------------    ------   -------    --------
  Total income                                    $4,205   $23,790     $27,995
  Net income                                         271     3,911       4,182
  Net income per share                                        1.10        1.03

Note 3 - Investments: Using the criteria specified in Statement 115, the Company classifies its investments in debt and equity securities at September 30, 1995 and December 31, 1994 into two categories: held-to-maturity and available-for-sale.

Securities classified as held-to-maturity are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed using the interest method over their contractual lives.

Securities classified as available-for-sale are equity securities with readily determinable fair values and those debt securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. These securities are carried at fair value, with any unrealized gains or losses reported in stockholders' equity, net of the related deferred tax effect.

As of September 30, 1995, the gross unrealized losses in the Company's investment portfolio were $1.13 million in the held-to-maturity investment portfolio and $585,000 in the available-for-sale investment portfolio compared to $3.36 million and $3.67 million, respectively, as of December 31, 1994. The decrease in the gross unrealized losses in the total investment portfolio is principally the result of a decrease in market interest rates during 1995. Since the Company's held-to-maturity investment portfolio includes fixed rate investment securities that have below current market interest rates, the future operating results of the Company would be negatively impacted in an increasing rate environment. This reduction in net interest income would result when the cost of funding the Company's operations increases, while the income earned on the held-to-maturity portfolio remains constant.

The amortized cost and estimated fair value of securities classified as held-to-maturity at September 30, 1995 are as follows:

Held-to-maturity portfolio
------------------------------------------------------------------------------------------------
                                                                Gross       Gross      Estimated
                                                   Amortized    Unrealized  Unrealized    Fair
September 30, 1995                                 Cost         Gains       Losses        Value
------------------------------------------------------------------------------------------------

                                                               (dollars in thousands)
U.S. Treasury and other U.S.
    government agencies and corporations          $10,920       $   25       $   32     $10,913
State and political subdivisions                   12,622          803           --      13,425
Mortgage-backed debt securities                    49,538          468        1,093      48,913
------------------------------------------------------------------------------------------------
                                                  $73,080       $1,296       $1,125     $73,251
================================================================================================

The amortized cost and estimated fair value of securities classified as available-for-sale at September 30, 1995 are as follows:

Available-for-sale portfolio
-------------------------------------------------------------------------------------------------
                                                                Gross       Gross       Estimated
                                                   Amortized    Unrealized  Unrealized     Fair
September 30, 1995                                 Cost         Gains       Losses         Value
-------------------------------------------------------------------------------------------------

                                                               (dollars in thousands)

U.S. Treasury and other U.S.
    government agencies and corporations            $12,452        $ 36       $ 50       $12,438
State and political subdivisions                        700           8         --           708
Mortgage-backed debt securities                      41,055         276        535        40,796
Equity securities                                     7,382         308         --         7,690
-------------------------------------------------------------------------------------------------
                                                    $61,589        $628       $585       $61,632
=================================================================================================

Securities classified as available-for-sale at September 30, 1995 are carried in the accompanying 1995 consolidated balance sheet at fair value, which was more than the amortized cost of those securities by $43,000. This increase, net of applicable deferred income taxes of $26,000, is included as a separate component of stockholder's equity in the accompanying 1995 consolidated balance sheet.

The gross realized gains on securities sold from the available-for-sale portfolio for the first nine months of 1995 and 1994 are $155,000 and $466,000, respectively. The gross realized losses on securities sold from the available-for-sale portfolio for the same periods are $91,000 and $12,000, respectively.

The amortized cost and estimated fair value of securities classified as held-to-maturity and available-for-sale at September 30, 1995 summarized by contractual maturity, are as follows:


                                             Held-to-maturity                    Available-for-sale
------------------------------------------------------------------------------------------------------------
                                                                   Estimated                       Estimated
                                              Amortized              Fair           Amortized         Fair
                                                Cost                 Value            Cost           Value
------------------------------------------------------------------------------------------------------------
                                                                   (dollars in thousands)

Due in one year or less                        $11,322            $11,441           $ 2,203        $ 2,218
Due after one through five years                 9,520              9,792             9,949          9,977
Due after five through ten years                 2,347              2,751             1,000            950
Due after ten years                                353                353                --             --
Mortgage-backed debt securities                 49,538             48,914            41,055         40,797
Equity securities                                   --                 --             7,382          7,690
------------------------------------------------------------------------------------------------------------
                                               $73,080            $73,251           $61,589        $61,632
============================================================================================================

The amortized cost and estimated fair value of securities classified as held-to-maturity at December 31, 1994 are as follows:

Held-to-maturity portfolio
------------------------------------------------------------------------------------------------------------
                                                                   Gross            Gross        Estimated
                                              Amortized          Unrealized      Unrealized         Fair
December 31, 1994                               Cost               Gains           Losses          Value
------------------------------------------------------------------------------------------------------------
                                                               (dollars in thousands)

U.S. Treasury and other U.S.
    government agencies and corporations       $10,509            $   --            $  481         $10,028
State and political subdivisions                16,854               959                29          17,784
Mortgage-backed debt securities                 54,695               260             2,850          52,105
------------------------------------------------------------------------------------------------------------
                                               $82,058            $1,219            $3,360         $79,917
============================================================================================================

The amortized cost and estimated fair value of securities classified as available-for-sale at December 31, 1994 are as follows:

Available-for-sale portfolio
------------------------------------------------------------------------------------------------------------
                                                                  Gross             Gross         Estimated
                                              Amortized        Unrealized        Unrealized          Fair
December 31, 1994                               Cost              Gains             Losses           Value
------------------------------------------------------------------------------------------------------------
                                                               (dollars in thousands)
U.S. Treasury and other U.S.
    government agencies and corporations       $12,251            $  7              $  343         $11,915
State and political subdivisions                 1,101              10                   5           1,106
Mortgage-backed debt securities                 62,194              26               3,320          58,900
Equity securities                                4,961             352                  --           5,313
------------------------------------------------------------------------------------------------------------
                                               $80,507            $395              $3,668         $77,234
============================================================================================================

The amortized cost and estimated fair value of securities classified as held-to-maturity and available-for-sale at December 31, 1994 summarized by contractual maturity, are as follows:

                                           Held-to-maturity            Available-for-sale
----------------------------------------------------------------------------------------------
                                                      Estimated                    Estimated
                                        Amortized       Fair        Amortized        Fair
                                          Cost         Value           Cost         Value
----------------------------------------------------------------------------------------------
                                                        (dollars in thousands)

Due in one year or less                  $ 9,793      $ 9,983        $ 1,303         $ 1,303
Due after one through five years          14,589       14,638         11,049          10,755
Due after five through ten years           2,981        3,191          1,000             963
Mortgage-backed debt securities           54,695       52,105         62,194          58,900
Equity securities                             --           --          4,961           5,313
----------------------------------------------------------------------------------------------
                                         $82,058      $79,917        $80,507         $77,234
==============================================================================================

Actual maturities may differ from the contractual maturities reflected in the preceding tables because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities have no stated maturity and primarily reflect investments in various
Pass-through and Participation Certificates issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, respectively. Repayment of mortgage-backed securities is dependent on the contractual repayment terms of the underlying mortgages collateralizing these obligations and the current level of interest rates.

Note 4 - Long-Term Debt: On May 31, 1995, the Company entered into a secured lending arrangement, with a regional national bank, to finance the cost of its new corporate headquarters facility in Frederick, Maryland (the "Facility"). Pursuant to the terms of this arrangement, the Company will borrow $6.55 million. The Loan is secured by a first lien security interest in the Facility's land, improvements and fixtures and equipment. The principal amount of the loan will be amortized with monthly payments over a 15 year term commencing on the earlier of the first day of the first month following the completion of the Facility, or November 1, 1996. Any remaining unpaid balance on May 1, 2002 is due in full. The loan bears interest at a fluctuating rate equal to the daily London Interbank Offering Rate for one-month U.S. Dollar deposits (LIBOR), plus
1.35 percent, subject to a limited upward adjustment if certain performance ratios are not maintained. On June 28, 1995, the Company obtained the first construction draw in the amount of $2.24 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview
--------

    On March 24, 1995, FCNB Corp (the "Company") consummated its merger of ENB Financial Corporation ("ENB"), the holding company for Elkridge Bank, Elkridge, Maryland, with and into the Company. As a result of the merger, each share of the outstanding common stock, $5.00 par value of ENB, was converted into 1.3173 shares of the common stock, $1.00 par value, of the Company, resulting in the issuance of approximately 526,539 shares of the Company's common stock, as adjusted for a three for two stock split effected in the form of a 50% stock dividend declared in April 1995. Pursuant to the terms of the Agreement and Plan of Merger between ENB and the Company, ENB was merged with and into the Company and Elkridge Bank became a separate subsidiary of the Company.

    The following discussion and related financial data for the Company has been restated to recognize the March 24, 1995 acquisition of ENB which was accounted for as a pooling-of-interests. This discussion provides an overview of the financial condition and results of operations of the Company and its wholly-owned subsidiaries, which is presented on a consolidated basis. The principal subsidiaries of the Company are FCNB Bank and Elkridge Bank. Since the merger transaction with ENB has been accounted for as a pooling-of-interests, the financial information has been combined for the two companies. Net income for the first nine months of 1995 was $4.45 million compared to $4.18 million for the first nine months of 1994. The net income for the third quarter of 1995 was $1.79 million compared to $1.52 million for the same period in 1994.

    Throughout the discussion on the financial performance of the Company for the periods ended September 30, 1995 and 1994, the yield on interest-earning assets, the net interest spread, the net interest margin, the risk-based capital ratios, and the leverage ratio, exclude the effects of the adoption of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." However, the return on average assets and the return on average equity include the effects of this pronouncement.

    Return on average assets and return on average equity are key measures of earnings performance. Return on average assets measures the ability of a bank to utilize its assets in generating income. Return on average assets was 1.13% (annualized) for the nine months ended September 30, 1995 compared to 1.15%
(annualized) for the nine months ended September 30, 1994. Return on average stockholders' equity, which measures the income earned on the capital invested, was 13.45% (annualized) and 13.73% (annualized) for the nine months ended September 30, 1995 and 1994, respectively. Return on average assets was 1.35% (annualized) for the three months ended September 30, 1995 compared to 1.24%
(annualized) for the three months ended September 30, 1994. Return on average stockholders' equity was 15.63% (annualized) and 14.99.% (annualized) for the third quarter of 1995 and 1994, respectively.

    On May 25, 1995, the Company signed an Agreement and Plan of Merger to acquire Laurel Bancorp, Inc. ("Laurel"). Laurel is the holding company for Laurel Federal Savings Bank, a $110 million financial institution headquartered in Laurel, Maryland, with an additional branch in Monrovia, Maryland. Upon consummation, Laurel will be merged with and into the Company and all outstanding shares of Laurel common stock will be converted into and exchanged for the number of shares of the common stock, $1.00 par value, of the Company determined by dividing $15.78 by the value of a share of the Company's common stock, as determined in accordance with the terms of the Agreement and subject to adjustment and limitations as set forth in the Agreement.

    In the ordinary course of its business, the Company routinely explores opportunities for additional growth and expansion of its core banking business and related activities, by acquisition of existing branches, by merger with other institutions, and by de novo branching, both within the Company's existing market, and in new markets. There can be no assurance that any growth or expansion will have a positive impact on the Company's earnings, dividends, book value or market value.


Net Interest Income
-------------------

    Net interest income represents the Company's gross profit from lending and investment activities, and is the most significant component of the Company's earnings. Net interest income is the difference between interest and related fee income on earning assets (primarily loans and investment securities) and the cost of funds (primarily deposits and short-term borrowings) supporting them. To facilitate analysis, net interest income is presented on a taxable equivalent basis to adjust for the tax-exempt status of certain loans and investment securities. This adjustment, based on the statutory federal income tax rate of 34%, increases the tax-exempt income to an amount representing an estimate of what would have been earned if that income were fully taxable.

    Taxable equivalent net interest income for the first nine months of 1995 totaled $18.19 million, increasing 8.5% from the $16.76 million recorded for the same period in 1994. The Company's average interest-earning assets increased 8.2% to $490.71 million from September 30, 1994. This increase was primarily funded with an 8.6% increase in the Company's average interest-bearing liabilities, and a 6.9% increase in its average noninterest-bearing deposits for the same period. Comparing the third quarter of 1995 to the same period in 1994, taxable equivalent net interest income totaled $6.40 million, increasing 11.1% from the $5.76 million recorded for the same period in 1994. The Company's average interest-earning assets increased 7.1% to $493.20 million. This increase was primarily funded with an 8.7% increase in the Company's average interest-bearing liabilities, and a 5.6% increase in its average noninterest-bearing deposits for the same period.

    The Company's net interest margin (taxable equivalent net interest income as a percent of average interest-earning assets) was 4.94% and 4.93% in the first nine months of 1995 and 1994, respectively. The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest-bearing liabilities. This spread decreased by 12 basis points when compared to the same period in the prior year. This was caused principally by a greater increase in rates paid on interest-bearing liabilities compared to the increase in yields earned on the Company's investment and loan portfolios. The yield on earning assets increased 85 basis points to 8.66%, while the rates paid on interest-bearing liabilities increased by 97 basis points to 4.37%.

    For the third quarter of 1995, the net interest margin was 5.18% compared to 5.01% for the same period in 1994. The net interest spread increased by 10 basis points during this period. This was caused principally by an increase in loan fees and the receipt of interest on a large nonaccrual credit. The yield on earning assets increased 91 basis points to 8.88%, while the rates paid on interest-bearing liabilities increased by 81 basis points to 4.33%.

    The rate of interest earned on interest-earning assets and the rate paid on interest-bearing liabilities, while significantly affected by the actions taken by the Federal Reserve to control economic growth, are influenced by competitive factors within the Company's market. Competitive pressures during 1995 for both loans and the funding sources needed to satisfy loan demand within the Company's market area caused its net interest spread to narrow. This trend of declining net interest spreads is expected to continue throughout 1995, as an increase in the cost of funds needed to fund interest-earning assets outpaces the increase in yields anticipated on interest-earning assets.

    Management of the Company employs extensive computer simulations to model the impact of rising and falling interest rates. These simulations are based on numerous assumptions management determines from their strategic planning process.


Noninterest Income
------------------

    Noninterest income increased $413,000 (19.3%) for the nine months ended September 30, 1995, when compared to the same period in 1994. This increase was primarily attributable to the gains on sales of loans into the secondary mortgage market in 1995 in the amount of $167,000 compared to the losses of $258,000 recognized during this period in 1994. However, this increase was partially offset by the impact of the reduction in net security gains realized of $64,000 in 1995 compared to $454,000 in 1994. Service fee income also increased by $149,000 due to an increase in the volume of deposit accounts maintained. The other operating income increased by $229,000, principally due to increases in servicing fees recognized on loans sold into the secondary mortgage market, on which the Company retains the servicing function.

    For the third quarter of 1995, noninterest income increased $82,000 (10.2%) when compared to the same period in 1994. This increase was primarily attributable to the gains on sales of loans into the secondary mortgage market in 1995 in the amount of $107,000 compared to $16,000 recognized during this period in 1994, and security gains realized of $8,000 in 1995 compared to $2,000 in 1994. Service fee income increased by $48,000 while other operating income decreased by $63,000.

    The Company is constantly adding products and services to enhance its level of noninterest income in an effort to mitigate the effect of its decreasing net interest spread. Some of these products are fee-base and, accordingly, are less sensitive to fluctuations in the level of interest rates. The arrangement entered into in 1994 with Wall Street Investor Services, Inc. will enable the Company in future years to earn commissions on the sale of mutual funds and annuities. Additionally, revenue from service charges on deposit accounts will continue to increase as the volume of accounts maintained expands.

    Noninterest income from gains realized on the sale of mortgage loans is directly affected by the volume of mortgage loans settled, which is significantly influenced by increases and decreases in the level of interest rates. In periods of rising interest rates mortgage loan production typically declines, whereas in periods of declining interest rates mortgage loan production increases. As a result, this source of noninterest income is highly influenced by the level and direction of future interest rate changes. Servicing income on mortgage loans originated and sold however, is expected to make a smaller contribution to noninterest income since the Company is currently not retaining servicing rights on mortgages sold.

    The Company's management is committed to developing and offering innovative, market-driven products and services that will generate additional sources of noninterest income.


Noninterest Expenses
--------------------

    Noninterest expenses increased $1.23 million (10.3%) for the first nine months of 1995, when compared to the first nine months of 1994. Included in this increase are merger related expenses of $213,000 in 1995 compared to $5,000 in 1994.

    A portion of this increase is attributable to the additional overhead costs associated with operating the new Damascus branch acquired in December 1994 and the opening of the new Brunswick branch in April 1995. Total salaries and employee benefits increased $1.07 million (17.1%) over the first nine months of 1994, which was primarily attributable to an increase in salary expenses of $948,000, payroll taxes and pension costs. This change reflects the increase in the current year's average number of full-time equivalent employees. During the first nine months of 1995, the Company employed 294 average full-time equivalent employees, an increase of 29 people over the same period in 1994.

    For the third quarter of 1995, noninterest expenses increased $291,000 (7.3%) when compared to the same period in 1994. A portion of this increase is related to the additional costs of maintaining the new branches discussed above. Total salaries and employee benefits increased $366,000 (16.8%) over the third quarter of 1994, which was primarily attributable to an increase in salary expenses of $329,000, payroll taxes and pension costs. This change reflects an increase in the current quarter's average number of full-time equivalent employees of 33.

    Occupancy expenses decreased $49,000 (4.3%) while equipment expenses increased $59,000 (6.5%) over the first nine months of 1994. The decrease in occupancy expenses is primarily associated with a reduction in repair and maintenance costs and a reprieve from the harsh winter weather which occurred during early 1994. The increase in equipment expenses is primarily related to an increase in computer repairs and maintenance costs and an increase in automated teller machine costs.

    For the third quarter of 1995, occupancy expenses decreased $11,000 (3.0%) while equipment expenses increased $90,000 (37.2%) when compared with the same period in 1994. The decrease in occupancy expenses is principally caused by a decrease in building repair and maintenance costs. The increase in equipment expenses is primarily related to an increase in computer repairs and maintenance costs and by an increase in automated teller machine costs.

    Other operating expenses increased $151,000 (4.1%) over the first nine months of 1994, primarily in the areas of legal and professional fees (related to the acquisition of ENB Financial Corporation), printing, postage and general supplies which was due to the increased costs of maintaining the branch network with the addition of the Damascus and Brunswick branch offices added in December 1994 and April 1995. The Company received a refund of its FDIC charges in the amount of $237,000 during the third quarter of 1995.

    For the third quarter of 1995, other operating expenses decreased $154,000 (12.7%), primarily related to the refund of its FDIC charges as discussed above. This reduction was partially offset by increases in the areas of legal and professional fees (related to the acquisition of ENB Financial Corporation and the pending acquisition of Laurel Bancorp, Inc.), printing, postage and general supplies which was due to the increased costs of maintaining the branch network with the addition of the Damascus and Brunswick branch offices added in December 1994 and April 1995.

Income Taxes

    The Company's effective tax rates for the first nine months of 1995 and 1994 were 33.7% and 29.0%, respectively. For the third quarter of 1995 and 1994, the effective tax rates were 36.4% and 28.6%, respectively. The Company's income tax expense differs from the amount computed at statutory rates primarily due to tax-exempt interest from certain loans and investment securities.

Allowance for Credit Losses and Problem Assets

    On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114 (SFAS 114), "Accounting by Creditors for Impairment of a Loan" as amended by Statement No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." It requires that impaired loans within its scope be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Since the Company's allowance for credit losses was considered adequate when this Statement was adopted, the impact to the financial condition and results of operations was not material.

    SFAS 114 excludes smaller balance and homogeneous loans from impairment reporting. Therefore, the Company has designated consumer, credit card and residential mortgage loans to be excluded for this purpose. From the remaining loan portfolio, loans rated as doubtful, or worse, classified as nonaccrual, and troubled debt restructurings are considered to be impaired. Loans are placed on nonaccrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reserved from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received. Up to this point, slow payment on a loan is considered, by the Company, to only be a minimum delay. The Company has identified commercial real estate and commercial and industrial type loans as the major risk classifications to be used to aggregate loans for the application of SFAS 114.

    As of September 30, 1995, the Company had loans amounting to approximately $424,000 that were specifically classified as impaired. The average balance of these loans amounted to approximately $1.26 million for the nine months ended. The allowance for credit losses related to impaired loans amounted to approximately $53,000. Cash receipts applied to reduce the principal balance and cash receipts recognized as interest income were $92,000 and $115,000, respectively. The primary difference between the average balance for the nine month period then ended and the balance as of September 30, 1995 is due to $1.17 million of properties acquired through foreclosure. In addition, at September 30, 1995, the Company had other nonaccrual loans of approximately $345,000 for which impairment had not been recognized. If interest on these loans had been recognized at the original interest rates, interest income would have increased approximately $15,000.

    The Company maintains its allowance for credit losses at a level deemed sufficient to provide for estimated potential losses in the credit extension process. Management reviews the adequacy of the allowance each quarter, considering factors such as current and future economic conditions and their anticipated impact on specific borrowers and industry groups, the growth and composition of the loan portfolio, the level of classified and problem assets, historical loss experience, and the collectibility of specific loans. Allowances for impaired loans is generally determined based on collateral values or the present value of estimated cash flows.

    The provision for credit losses is charged to income in an amount necessary to maintain the allowance at the level management believes is appropriate.

    The allowance for credit losses was $3.74 million, or 1.07% of total loans, net of unearned income, at September 30, 1995, compared to $3.41 million, or 1.17% as of September 30, 1994, and $3.56 million, or 1.17% as of December 31, 1994. The allowance for credit losses to nonperforming loans was 474.2%, 124.4% and 253.3% as of September 30, 1995, September 30, 1994 and December 31, 1994, respectively.

    Total nonperforming assets as of September 30, 1995 were $2.65 million, a $1.22 million decrease from the level of nonperforming assets as of September 30, 1994, and a $381,000 increase from the level as of December 31, 1994. Total nonperforming assets as of September 30, 1995, including properties acquired through foreclosure, represent .49% of total assets, compared to .77% and .44% as of September 30, 1994 and December 31, 1994, respectively.

    Nonperforming assets at September 30, 1995 included $769,000 of nonaccrual loans. The remaining $1.87 million in nonperforming assets reflected the fair value of foreclosed commercial properties held.


Allowance for Credit Losses
----------------------------------------------------------------------------------------------
                                                     Nine months
                                                        ended                    Year ended
(Dollars in thousands)                             September 30, 1995         December 31, 1994
----------------------------------------------------------------------------------------------
Average total loans outstanding during period         $332,698                  $274,948
==============================================================================================
Allowance at beginning of year                          $3,561                    $3,160
----------------------------------------------------------------------------------------------
Charge-offs:
 Real estate - construction                                 --                        --
 Real estate - mortgage                                     22                        28
 Commercial and agricultural                                19                        --
 Consumer                                                  102                       129
----------------------------------------------------------------------------------------------
    Total charge-offs                                      143                       157
----------------------------------------------------------------------------------------------
Recoveries:
 Real estate - construction                                 --                        --
 Real estate - mortgage                                     --                        --
 Commercial and agricultural                                --                        38
 Consumer                                                   41                        70
----------------------------------------------------------------------------------------------
    Total recoveries                                        41                       108
----------------------------------------------------------------------------------------------
Net charge-offs                                            102                        49
----------------------------------------------------------------------------------------------
Additions to Allowance charged to operating expenses       278                       450
----------------------------------------------------------------------------------------------
Allowance at end of period                              $3,737                    $3,561
==============================================================================================
Ratio of net charge-offs to average total loans           0.03%                     0.02%
==============================================================================================


Allocation of Allowance for Credit Losses
--------------------------------------------------------------------------------
(Dollars in thousands)         September 30, 1995       December 31, 1994
                                           (1)                       (1)
--------------------------------------------------------------------------------
Real estate - construction      $  217      8%            $  143      5%
Real estate - mortgage           1,687     64              1,894     65
Commercial and agricultural        977     13                736     14
Consumer                           372     15                304     16
Unallocated                        484     --                484     --
--------------------------------------------------------------------------------
Total Allowance                 $3,737    100%            $3,561    100%
================================================================================
(1) Percent of loans in each category to total loans, net of unearned income.

    The Company makes real estate-construction, real estate-mortgage, commercial and agricultural, and consumer loans. The real estate-construction loans are generally secured by the construction project and have a term of one year or less. The real estate-mortgage loans are generally secured by the property with a maximum loan to value ratio of 75% and a term of one to five years. The commercial and agricultural loans consist of secured and unsecured loans. The unsecured commercial loans are made based on the financial strength of the borrower and usually require personal guarantees from the principals of the business. The collateral for the secured commercial loans may be equipment, accounts receivable, marketable securities or deposits in the subsidiary banks of the Company. These loans have a maximum loan to value ratio of 75% and a term of one to five years. The consumer loan category consists of secured and unsecured loans. The unsecured consumer loans are made on the financial strength of the individual borrower. The collateral for the secured consumer loans may be marketable securities, automobile, recreational vehicles or deposits in the subsidiary banks of the Company. The usual term for these loans is three to five years.

    As of September 30, 1995 and December 31, 1994, the Company had loans totaling $11.20 million and $13.50 million, respectively, that were current but as to which there are concerns as to the ability of the borrowers to comply with present loan repayment terms. While management of the Company does not anticipate any loss not previously provided for on these loans, changes in the financial condition of these borrowers may necessitate future modifications in their loan repayment terms.

    At September 30, 1995, the Company had no concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

    There  were  no  other  interest-bearing   assets  at  September  30,  1995,
classifiable as nonaccrual, past due, restructured or problem assets.

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differentials

    The  following   table  shows  average   balances  of  asset  and  liability
categories, interest income and expense, and average yields and rates for the periods indicated:

                                                      Nine months ended
                                                        September 30,
                                              1995                   1994

                                   Average  Interest  Average  Average  Interest Average
                                    daily   income1/  yield/    daily   income1/  yield/
                                   balance  expense    rate    balance  expense    rate
                                               (dollars in thousands)
Assets
Interest-earning assets:
  Interest-bearing deposits      $    352   $    20   7.59%    $    153  $    6   5.23%
--------------------------------------------------------------------------------------
  Federal funds sold                6,643       306   6.14       11,659     330   3.77
--------------------------------------------------------------------------------------
  Loans held for sale                 574        27   6.27        4,144     226   7.27
--------------------------------------------------------------------------------------
  Investment securities:
   Taxable                        134,617     6,754   6.69      147,493   6,958   6.29
   Tax exempt                      15,829     1,509  12.71       22,237   2,112  12.66
--------------------------------------------------------------------------------------
                                  150,446     8,263   7.32      169,730   9,070   7.13
--------------------------------------------------------------------------------------
  Loans 2                         332,698    23,271   9.33      267,988  16,956   8.44
--------------------------------------------------------------------------------------
Total interest-earning assets     490,713    31,887   8.66      453,674  26,588   7.81
Noninterest-earning assets         35,129                        30,405
Net effect of SFAS 115               (755)                         (503)
---------------------------------------------------------------------------------------
      Total assets               $525,087                      $483,576
=======================================================================================
Liabilities and Stockholders' Equity

Interest-bearing liabilities:
  Interest-bearing deposits      $368,536   $11,461   4.15%    $343,914 $ 8,613   3.34%
  Short-term borrowings            48,794     2,237   6.11       40,917   1,213   3.95
  Long-term debt 3                    745        --     --           --      --     --
--------------------------------------------------------------------------------------
Total interest-bearing
 liabilities 4                    418,075    13,698   4.37      384,831   9,826   3.40
---------------------------------------------------------------------------------------
Noninterest-bearing deposits       58,119                        54,379
Noninterest-bearing liabilities     4,744                         3,753
---------------------------------------------------------------------------------------
      Total liabilities           480,938                       442,963
--------------------------------------------------------------------------------------
Stockholders' equity               44,904                        41,116
Net effect of unrealized
 gain (loss) on securities
 available for sale                  (755)                         (503)
---------------------------------------------------------------------------------------
      Total Stockholders' equity   44,149                        40,613
--------------------------------------------------------------------------------------
      Total liabilities and
        stockholders' equity     $525,087                      $483,576
=======================================================================================
Net interest income                         $18,189                     $16,762
=======================================================================================
  Net interest spread                                 4.29%                      4.41%
=======================================================================================
  Net interest margin                                 4.94%                      4.93%
=======================================================================================

1 Taxable equivalent adjustments of $517,000 for 1995 and $729,000 for 1994 are included in the interest income for total interest-earning assets.



2 Nonaccruing loans are included in the average balances. Net loan fees included in interest income totaled $556,000 in 1995 and $341,000 in 1994.

3 The long-term debt is for the construction of a new headquarters. Interest in the amount of $43,000 on this debt has been capitalized in 1995 during the construction period.

4 The interest expense amount for 1995 has been reduced by $120,000 while no adjustment was made for 1994. This interest reduction is due to the capitalization of interest on the new corporate headquarters.


Capital Resources
-----------------

     The following table shows the risk-based capital and the leverage ratios for the Company as of September 30, 1995:


                 Risk-based capital ratios

                 Tier 1          Total capital          Leverage ratio
                ---------        -------------          ---------------

Actual            12.02%            13.00%                    8.49%
Minimum            4.00              8.00                     3.00
-----------------------------------------------------------------------
Excess             8.02%             5.00%                    5.49%
========================================================================


Recent developments
-------------------

     There are currently being discussed certain proposals relating to the reform or restructuring of the deposit insurance fund system. Currently, there are two deposit insurance funds maintained by the FDIC, the Bank Insurance Fund
("BIF") and the Savings Association Insurance Fund ("SAIF"). Deposits of SAIF insured institutions assumed by BIF insured banks (plus the deemed growth in such deposits) continue to be treated as SAIF insured deposits, unless "entrance and exit fees" amounting to approximately 1.79% of the assumed deposits are paid. The designation of deposits as "BIF insured" or "SAIF insured" determines the level of the deposit insurance premiums paid by an institution, and the allocation of such premiums between BIF and SAIF. As of September 30, 1995, the Company had approximately $40.00 million in deposits designated as SAIF insured, out of $450.63 million in total deposits. Deposit premium assessments for the Company's BIF insured deposits have been reduced to .04%, down from .23%. SAIF deposit insurance premiums will remain at .23% until SAIF meets the mandated level of 1.25% of insured deposits. Among the proposals to recapitalize SAIF and allow the equalization at the lower BIF premium levels is one which would impose a one-time assessment of .85% to .90% of SAIF insured deposits on all institutions holding SAIF insured deposits. If a one-time assessment of .85% of SAIF insured deposits were imposed on the Company as of September 30, 1995, and the assessment were imposed utilizing the same formula for calculating the level of the SAIF insured deposit base as that currently utilized for allocating premiums between BIF and SAIF, then the Company would be required to pay approximately $340,000 in connection with the assessment without reduction for the effect of income taxes. There can be no assurance as to the enactment of any of the current proposals, the form of any such proposals, the amount, tax treatment or timing of any one-time assessment, or the means used to calculate the deposit base subject to any such assessment.




PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K.


      (a)    Exhibits

             No. 11 Statement Regarding Computation of Per Share Earnings
             No. 27 Financial Data Schedule

      (b)    There  were no  Reports  on Form 8-K  filed for the  quarter  ended
             September 30, 1995.





                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            FCNB CORP
                                           (Registrant)



   November 9, 1995               BY:/s/ A. Patrick Linton
                                    ------------------------------------
                                    A. Patrick Linton, President,
                                    Chief Executive Officer and
                                    Director





   November 9, 1995               BY:/s/ Mark A. Severson
                                    -----------------------------------
                                    Mark A. Severson, Vice President
                                    and Treasurer








                                                   Exhibit No. 11

   Statement Regarding the Computation of Per Share Earnings

                                        1995            1994(1)
                                     ---------       -----------

Earnings per Common Share:
  Primary                                $1.09           $1.03

  Average shares outstanding         4,070,321       4,068,968

  Fully diluted                          $1.08           $1.02

  Average shares outstanding         4,122,845       4,113,781

(1) The amounts shown for 1994 have been retroactively restated to reflect the acquisition of ENB Financial Corporation consummated on March 24, 1995, accounted for as a pooling-of-interests, and for the effects of a three-for-two stock split, effected in the form of a 50% stock dividend, declared in April 1995.
