Form 10-K
period 1995-12-31
FCNB CORP
filed 1996-04-01
CIK 803644

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995
Commission file number 0-15645

                                    FCNB Corp
             (Exact name of registrant as specified in its charter)

MARYLAND                                               52-1479635
(State or other jurisdiction                           (I.R.S. Employer
 of incorporation or organization)                      Identification No.)

7200 FCNB Court, Frederick, Maryland                         21703
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:(301) 662-2191 Securities registered pursuant to Section 12(b) of the Act:
  None

Securities registered pursuant to Section 12(g) of the Act:
  Common Stock, par value $1.00 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period of time that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES [X]       NO [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of Common Stock (based on $19.75 per share) held by nonaffiliates on February 2, 1996 was approximately $95,078,515.


         As of March 1, 1996, there were 5,390,779 shares of Common Stock, par value $1.00 per share, of FCNB Corp issued and outstanding.

                       Documents Incorporated by Reference

               Portions of the 1995 Annual Report to Stockholders
             for the year ended December 31, 1995-PARTS I, II, & IV

                                     PART I

Item 1.  Business.
         --------
General
- -------
         FCNB Corp (the "Registrant" or "Company") is a two bank holding company organized under the laws of the State of Maryland and serves as the holding company for FCNB Bank ("FCNB") and Elkridge Bank ("Elkridge") (collectively, the "Banks").

         On December 22, 1995, the Company entered into an Agreement and Plan of Merger to acquire all of the common stock of Harbor Investment Corporation ("Harbor"), the parent company of Odenton Federal Savings and Loan Association ("Odenton"), Odenton, Maryland. At December 31, 1995, Harbor had total assets and stockholders' equity of approximately $35 million and $4 million, respectively. The aggregate consideration paid to the stockholders of Harbor will be approximately $6.72 million. The proposed acquisition is subject to regulatory and shareholder approval, and is anticipated to be completed in the second quarter of 1996.

         On January 26, 1996, the Company consummated its merger of Laurel Bancorp, Inc. ("Laurel"), the holding company for Laurel Federal Savings Bank, Laurel, Maryland ("Laurel FSB"), with and into the Company. Pursuant to the terms of this merger, Laurel FSB was merged with and into the Company's wholly-owned subsidiary, Elkridge, and the branch of Laurel FSB in Monrovia, Maryland was transferred to FCNB. A total of approximately 1,321,000 shares of the Company's common stock was issued in the transaction, which will be accounted for as a pooling of interests. Laurel had approximately $108 million in assets at the time of the merger.

         In connection with this merger, certain costs incurred to effect the combination, accounted for as a pooling of interests, are expenses of the combined enterprise and, accordingly, are charged to expense and deducted in determining the results of operations of the combined entity. The specific one-time costs associated with this merger that will be charged to the combined entity's results of operations in the first quarter of 1996 following consummation of the merger include: (1) income tax expense of approximately $1.60 million associated with accumulated bad debt reserves for income tax purposes in excess of those maintained for financial reporting purposes; (2) salaries and employee benefits associated with change-in-control payments to certain executive officers of Laurel totalling approximately $1.20 million; and (3) other operating expenses of approximately $300,000 associated with a consulting fee payable to Laurel's financial advisor.

FCNB
- ----
         FCNB, a state-chartered commercial bank under the laws of the State of Maryland was converted from a national bank in June 1993, and was originally chartered in 1818. FCNB is engaged in a general commercial and retail banking business serving individuals and businesses in Frederick, Carroll and Montgomery counties in Maryland. FCNB operates seven banking offices located in Frederick, Maryland and one office each in Brunswick, Damascus, Eldersburg, Middletown, Mount Airy, Walkersville, and Westminster, Maryland. Subsequent to December 31, 1995, FCNB acquired the branch office of Laurel FSB located in Monrovia, Maryland and opened its new headquarter's branch in Frederick, Maryland. At December 31, 1995, FCNB had total loans, net of unearned income, of approximately $302.89 million, total assets of approximately $458.20 million, total deposits of approximately $371.49 million, and a legal lending limit of approximately $5.97 million to any one borrower. The deposits of FCNB are insured by the FDIC.

         FCNB's primary market area consists of the City of Frederick (with a population of approximately 35,000 people) and the surrounding area. Frederick is the county seat of Frederick County, Maryland and is located approximately 49 miles west of Baltimore, Maryland and 46 miles northwest of Washington, D.C.

Elkridge
- --------
         Elkridge, a state-chartered commercial bank under the laws of the State of Maryland was converted from a national bank in March 1995, and was originally chartered in 1961. Elkridge is engaged in a general commercial and retail banking business serving individuals and businesses in Howard, Prince George's and Anne Arundel counties in Maryland. Elkridge operates one banking office each in Columbia, Elkridge and Glen Burnie, Maryland. Subsequent to December 31, 1995, Elkridge acquired Laurel FSB, which was merged with and into Elkridge. With this transaction, Elkridge now has an office in Laurel, Maryland. At December 31, 1995, Elkridge had total loans, net of unearned income, of approximately $52.02 million, total assets of approximately $86.93 million, total deposits of approximately $79.14 million, and a legal lending limit of approximately $1.08 million to any one borrower. The deposits of Elkridge are insured by the FDIC.

         Elkridge's primary market area consists of the territory immediately south of the City of Baltimore, Maryland.

Commercial Banking and Related Services. The Banks are engaged in the financing of commerce and industry, providing credit facilities and related services principally for businesses located in their market areas. The Banks offer all forms of commercial lending, including lines of credit, revolving credits, term loans, accounts receivable financing, real estate loans, and other forms of secured financing.


Personal Banking Services. A wide range of personal banking services are provided to individuals at each of the Banks' offices. Among the services provided at most locations are checking accounts, savings accounts, various savings programs, installment and other personal loans, credit card lines ("VISA" and "MASTERCARD"), home improvement loans, personal lines of credit, automobile and other consumer financing, safe deposit services, and mortgage loans. The Banks also have automatic teller machines and are members of the MOST and CIRRUS networks.

Competition. The Banks face strong competition in all areas of their operations. This competition comes from entities principally operating in each of the Banks' marketing areas and includes branches of some of the largest banks in Maryland. Their most direct competition for deposits historically has come from other commercial banks, savings banks, savings and loan associations and credit unions operating in Frederick, Carroll, Howard, Prince George's, Anne Arundel and Montgomery counties, Maryland. The Banks also compete for deposits and investment dollars with money market mutual funds and public debt and equity markets. The Banks compete with banking entities, mortgage banking companies, and other institutional lenders for loans. The competition for loans varies from time to time depending on certain factors. These factors include, among others, the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, and conditions in the mortgage market. As a result of recently enacted Federal and State legislation allowing interstate banking, branching and mergers, additional competitors not currently in the Banks' markets may enter into the Banks' markets.

Supervision and Regulation
- --------------------------
         Holding Company Regulation. The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the BHCA"), and as such it is subject to regulation, supervision and examination by, and reporting to, the Board of Governors of the Federal Reserve System (the "Federal Reserve"). For capital adequacy purposes, the Federal Reserve requires bank holding companies to maintain two separate capital ratios, both of which compare certain capital account items to total assets and off-balance sheet instruments, as adjusted to reflect their relative credit risks ("Total Risk Weighted Assets"). These are called "Risk-Based Capital Ratios." The first of these is the "Total Risk Based Capital Ratio," which compares the total capital account, which may include a limited amount of general reserves for loan losses to Total Risk Weighted Assets. The minimum level for this ratio is 8.0%. The second of these is the "Tier 1 Risk Based Capital Ratio," where "Tier 1 Capital" (which must constitute at least one-half of total capital) defined as common equity, retained earnings, non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill, is compared to Total Risk Weighted Assets. The minimum level for this ratio is 4.0%.

         The Federal Reserve also has established an additional capital adequacy guideline referred to as the "Leverage Capital Ratio," which measures the ratio of Tier 1 Capital to total assets, less goodwill. Although the most highly-rated bank holding companies are required to maintain a minimum Leverage Capital Ratio of 3.0%, most bank holding companies, are required to maintain Leverage Capital Ratios of 4.0% to 5.0%. The actual required ratio is based on the Federal Reserve's assessment of the individual bank holding company's asset quality, earnings performance, interest-rate risk and liquidity.

         BHCA - Activities and Other Limitations. The BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, without prior approval of the Federal Reserve.

         The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the BHCA, the Federal Reserve is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts on interest or unsound banking practices.

         The Federal Reserve has by regulation determined that certain activities are closely related to banking within the meaning of the BHCA. These activities include: making or servicing loans such as would be made by a mortgage company, consumer finance company, credit card company, or factoring company; performing trust company functions; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; ownership or operation of a savings association; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation services; operating a collection agency; and providing certain courier services. The Federal Reserve also has determined that certain other activities, including real estate brokerage and syndication, land development, property management and underwriting life insurance not related to credit transactions, are not closely related to banking and a proper incident thereto.

         Commitments to Subsidiary Banks. Under Federal Reserve policy, the Company is expected to act as a source of financial strength to the Banks and to commit resources to support the Banks in circumstances when it might not do so absent such policy.

         Limitations of Acquisitions of Common Stock. The federal Change in Bank Control Act prohibits a person or group from acquiring "control" of a bank holding company unless the Federal Reserve has been given 60 days' prior written notice of such proposed acquisition and within that time period the Federal Reserve has not issued a notice disapproving the proposed acquisition or extending for up to another 30 days the period during which such a disapproval may be issued. An acquisition may be made prior to expiration of the disapproval period if the Federal Reserve issues written notice of its intent not to disapprove the action. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act would, under the circumstances set forth in the presumption, constitute the acquisition of control.

         In addition, with limited exceptions, any "company" would be required to obtain the approval of the Federal Reserve under the BHCA before acquiring 25% (5% in the case of an acquiror that is a bank holding company) or more of the outstanding Common Stock of, or such lesser number of shares as constitute control over, the Company. Such approval would be contingent upon, among other things, the acquiror registering as a bank holding company, divesting all impermissible holdings and ceasing any activities not permissible for a bank holding company.

         Bank Regulation. The Banks are each commercial banks chartered by the State of Maryland which are members of the Federal Reserve System, and as such, is subject to extensive regulation and examination by the Office of the Maryland State Bank Commissioner (the "Banking Commissioner"), the FDIC, which insures their deposits to the maximum extent permitted by law, and by the Federal Reserve. The federal laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of collateral for certain loans. The laws and regulations governing the Banks generally have been promulgated to protect depositors and not for the purpose of protecting shareholders.

         FDIC Insurance Premiums. Until December 31, 1992, the Banks paid deposit insurance premiums to the FDIC based on a single, uniform assessment rate established by the FDIC for all institutions which are members of the Bank Insurance Fund of the FDIC (the "BIF") of 0.23% of insured deposits per annum. The Federal Deposit Insurance Act (the "FDIA"), as amended by the FDIC, however, requires the FDIC to establish a risk-based assessment system. The FDIC has issued a final regulation which was fully implemented on January 1, 1994. Under the regulation, institutions are assigned to one of three capital groups based solely on the level of the institution's capital - "well capitalized," "adequately capitalized" and "under capitalized" - which would be defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from 0.23% for well capitalized, healthy institutions to 0.31% for undercapitalized institutions with substantial supervisory concerns. The lower end of that rate schedule was reduced in the second half of 1995 for deposits insured by the BIF from 0.23% to 0.04% of insured deposits, and was subsequently further reduced to the statutory minimum of $1,000.

         As a result of acquisition activity in which the Banks assumed deposit liabilities of institutions which were members of the Savings Association Insurance Fund of the FDIC (the "SAIF"), and with respect to which the Bank's did not pay "exit and entrance fees" amounting to approximately 1.79% of the insured deposits assumed, the Banks had approximately $44.0 million of deposits which are deemed to be insured by the SAIF. As the SAIF has not reached the level of reserves mandated by statute, deposit insurance premiums on SAIF insured deposits have not been reduced from the 0.23 % to 0.31% range. As a result of the acquisition of Laurel and the pending acquisition of Harbor, the Banks will assume an aggregate of approximately $110.0 million of additional deposits insured by the SAIF. There are currently being discussed certain proposals relating to the reform or restructuring of the deposit insurance fund system. Among the proposals to recapitalize SAIF and allow the equalization, at the lower BIF levels, of premiums between, or the merger of, BIF and SAIF, is one which would impose a one-time assessment of up to .85% to .90% of SAIF insured deposits (including any deemed growth in such deposits) on all institutions holding SAIF insured deposits. There can be no assurance as to the enactment of any of the current proposals, the form of any such proposals, the amount, tax treatment or timing of any one-time assessment, or the means used to calculate the deposit base subject to any such assessment.

         Capital Adequacy Guidelines. The Federal Reserve has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising banks and bank holding companies and in analyzing applications to the Federal Reserve under the BHCA. Risk-based capital requirements, which became effective on December 31, 1990, establish a new method for determining the adequacy of capital, based on the risk inherent in various classes of assets and off-balance sheet items.

         The Banks are required to meet a minimum ratio of total qualifying capital (the sum of core capital (Tier 1) and supplementary capital (Tier 2)) to risk weighted assets of 8%. At least half of this amount (4%) should be in the form of core capital. These requirements are substantially the same as those relating to the Company and which are discussed above.

         Tier 1 Capital generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 Capital), less goodwill. Tier 2 Capital generally consists of the following: hybrid capital instruments; perpetual preferred stock which is not eligible to be included as Tier 1 Capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash, to 100% for the bulk of assets which are typically held by a bank holding company, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one to four family residential real estate and certain seasoned multifamily residential real estate loans, which are not (90 days or more) past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk- weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

         In addition to the risk-based capital requirements, the Federal Reserve has established a minimum 3.0% Leverage Capital Ratio (Tier 1 Capital to total assets, less goodwill) requirement for the most highly-rated banks, with an additional cushion of at least 100 to 200 basis points for all other banks, which effectively increases the minimum Leverage Capital Ratio for such other banks to 4.0% - 5.0% or more. The highest-rated banks are those that are determined not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, those which are considered a strong banking organization. A bank having less than the minimum Leverage Capital Ratio requirement shall, within 60 days of the date as of which it fails to comply with such requirement, submit a reasonable plan describing the means and timing by which the bank shall achieve its minimum Leverage Capital Ratio requirement. A bank which fails to file such a plan is deemed to be operating in an unsafe and unsound manner, and could subject the bank to a cease-and-desist order. An insured depository institution with a Leverage Capital Ratio that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to
Section 8(a) of the FDIA and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding thereunder, solely on account of its capital ratios if it has entered into and is in compliance with a written agreement to increase its Leverage Capital Ratio to such level as its regulators deem appropriate and to take such other action as may be necessary for the institution to be operated in a safe and sound manner.

         At December 31, 1995, the Company and the Banks were in compliance with
all  minimum  federal  regulatory  capital   requirements  which  are  generally
applicable to banks.

         Prompt Corrective Action. Under Section 38 of the FDIA, as added by the FDICIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA, which became effective on December 19, 1992. Under the regulations, a bank shall be deemed to be: (i) "well capitalized" if it has a Total Risk Based Capital Ratio of 10.0% or more, a Tier 1 Risk Based Capital Ratio of 6.0% or more, a Leverage Capital Ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a Total Risk Based Capital Ratio of 8.0% or more, a Tier 1 Risk Based Capital Ratio of 4.0% or more and a Tier 1 Leverage Capital Ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a Total Risk Based Capital Ratio that is less than 8.0%, a Tier 1 Risk Based Capital Ratio that is less than 4.0% or a Leverage Capital Ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a Total Risk Based Capital Ratio that is less than 6.0%, a Tier 1 Risk Based Capital Ratio that is less than 3.0% or a Leverage Capital Ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

         An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate federal banking agency within 45 days of the date the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the applicable agency.

         An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. Such guaranty shall be limited to the lesser of (i) an amount equal to 5.0% of the institution's total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary at such time to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized. Such a guarantee shall expire after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. An institution which fails to submit a written capital restoration plan within the requisite period, including any required performance guarantee, or fails in any material respect to implement a capital restoration plan, shall be subject to the restrictions in Section 38 of the FDIA which are applicable to significantly undercapitalized institutions.

         A "critically undercapitalized institution" is to be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the deposit insurance fund. Unless the FDIC or other appropriate federal banking regulatory agency makes specific further findings and certifies that the institution is viable and is not expected to fail, an institution that remains critically undercapitalized on average during the fourth calendar quarter after the date it becomes critically undercapitalized must be placed in receivership. The general rule is that the FDIC will be appointed as receiver within 90 days after a bank becomes critically undercapitalized unless extremely good cause is shown and an extension is agreed to by the federal regulators.

         Immediately upon becoming undercapitalized, an institution shall become subject to the provisions of Section 38 of the FDIA (i) restricting payment of capital distributions and management fees, (ii) requiring that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital, (iii) requiring submission of a capital restoration plan, (iv) restricting the growth of the institution's assets and

(v) requiring prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: requiring the institution to raise additional capital; restricting transactions with affiliates; restricting interest rates paid by the institution on deposits; requiring replacement of senior executive officers and directors; restricting the activities of the institution and its affiliates; requiring divestiture of the institution or the sale of the institution to a willing purchaser; and any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

         Additionally, under Section 11(c)(5) of the FDIA, as amended by the FDICIA, a conservator or receiver may be appointed for an institution where: (i) an institution's obligations exceed its assets; (ii) there is substantial dissipation of the institution's assets or earnings as a result of any violation of law or any unsafe or unsound practice; (iii) the institution is in an unsafe or unsound condition; (iv) there is a wilful violation of a cease and desist order; (v) the institution is unable to pay its obligations in the ordinary course of business; (vi) losses or threatened losses deplete all or substantially all of an institution's capital, and there is no reasonable prospect of becoming "adequately capitalized" without assistance; (vii) there is any violation of law or unsafe or unsound practice or condition that is likely to cause insolvency or substantial dissipation of assets or earnings, weaken the institution's condition, or otherwise seriously prejudice the interests of depositors or the insurance fund; (viii) an institution ceases to be insured;
(ix) the institution is undercapitalized and has no reasonable prospect that it will become adequately capitalized, fails to become adequately capitalized when required to do so, or fails to submit or materially implement a capital restoration plan; or (x) the institution is critically undercapitalized or otherwise has substantially insufficient capital.

         At December 31, 1995 each of the Banks would be deemed to be a "well capitalized" institution for purposes of Section 38 of the FDIA.

         Regulatory Enforcement Authority. The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") included substantial enhancement to the enforcement powers available to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined in FIRREA. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. FIRREA significantly increased the amount of and grounds for civil money penalties and requires, except under certain circumstances, public disclosure of final enforcement actions by the federal banking agencies.

         The foregoing references to laws and regulations which are applicable to the Company and the Banks are brief summaries thereof which do not purport to be complete and which are qualified in their entirety by reference to such laws and regulations.

FCNB Investment Holdings, Inc.
- ------------------------------

         FCNB Investment Holdings, Inc., a Delaware corporation, is a wholly-owned subsidiary of FCNB that was organized on April 21, 1994. This subsidiary was established to manage a portion of the investment portfolio of FCNB.

FCNB Realty, Inc.
- -----------------

         FCNB Realty, Inc., a Maryland corporation, is a wholly-owned subsidiary of FCNB Corp that was organized on October 20, 1994. This subsidiary was established to hold real property for affiliated companies.

First Choice Insurance Agency, Inc.
- -----------------------------------

         First Choice Insurance Agency, Inc., a Maryland corporation, is a wholly-owned subsidiary of FCNB that was organized on June 13, 1994. This subsidiary was established to enable FCNB to sell insurance products.

Monocacy Management Company
- ---------------------------

         Monocacy Management Company, a Maryland corporation, is a wholly-owned subsidiary of FCNB that was organized on January 6, 1992. This subsidiary was established to purchase troubled assets from FCNB.

Laurel Service Corporation
- --------------------------

         Laurel Service Corporation, a Maryland corporation, is a wholly-owned subsidiary of Elkridge that was acquired in the merger transaction on January 26, 1996. This subsidiary purchases troubled assets from Elkridge.

Governmental Monetary Policies and Economic Controls
- ----------------------------------------------------

         The Banks are affected by monetary policies of regulatory authorities, including the Federal Reserve Board, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. Among the techniques available to the Federal Reserve Board are engaging in open market transactions in United States Government securities, changing the discount rate on bank borrowings and changing reserve requirements against bank deposits. These techniques are used in varying combinations to influence the overall growth of bank loans, investments and deposits. Their use may also affect interest rates charged on loans or paid on deposits. The effect of governmental policies on the earnings of the Banks or the Company for any future periods cannot be predicted.

Employees
- ---------

         At December 31, 1995, the Company had approximately 305 employees of which 6 were executive officers, 72 were other officers, 191 were full-time employees and 36 were part-time employees.

Item 2.  Properties.
         -----------

         The Company owns the property on which the principal office of the Company and the main office of FCNB are located at 7200 FCNB Court, Frederick, Maryland. FCNB also owns the properties which house the Square Corner Branch at 1 North Market Street, the Rosemont Branch at 1602 Rosemont Avenue, the East Frederick Branch at 1303 East Patrick Street, the Route 85 Branch at 5602 Buckeystown Pike, the Walkersville Branch at 100 Commerce Drive, Walkersville, Maryland, the Eldersburg Branch at 6229 Sykesville Road, Eldersburg, Maryland, and the Middletown Branch at 819 East Main Street, Middletown, Maryland. The land upon which the Middletown Branch office is located is leased pursuant to a twenty-year lease, with an expiration date of November 2009 and contains provisions to extend the initial lease term for three ten-year periods. The lease also contains an option to purchase the land at fair market value at the end of the initial lease term or at the end of any extension term.

         FCNB leases the following properties: the Antietam Branch at 1595 Opossumtown Pike, the 40 West Branch at 1100 West Patrick Street, the FSK Mall Branch at 5500 Buckeystown Pike, the Brunswick Branch at 94 Souder Road, Brunswick, Maryland, the Damascus Branch at 9815 Main Street, Damascus, Maryland, the Green Valley Branch at 11801 Fingerboard Road, Monrovia, Maryland, the Mount Airy Branch at 400 Ridgeville Boulevard, Mount Airy, Maryland, and the Englar Road Branch at Route 140 and Englar Road, Westminster, Maryland. FCNB normally leases branch facilities with a term of five (5) to ten (10) years that include renewal options. A facility is leased at 15 East Main Street, Westminster, Maryland, for a loan production office.

         FCNB also owns a 12,000 square foot building that is adjacent to its East Frederick Branch office, which was previously used as FCNB's operations center and was recently vacated upon completion of the new headquarters facility.

         Elkridge owns its Elkridge Branch at 7290 Montgomery Road, Elkridge Maryland. Elkridge leases the following properties: the Columbia Branch at 5585 Twin Knolls Road, Columbia, Maryland, the Glen Burnie Branch at 7381 Baltimore-Annapolis Blvd., Glen Burnie, Maryland and its Administrative Office at 6810 Deerpath Road, Elkridge, Maryland.

         As a result of the merger transaction with Laurel, Elkridge owns the property that houses the Laurel Branch at 380 Main Street and leases office space at 8101 Sandy Springs Road, both in Laurel, Maryland.

         Elkridge normally leases branch facilities with a term of five (5) to ten (10) years that include renewal options.

Item 3.  Legal Proceedings.
         -----------------

         The Company and the Banks are subject to various legal proceedings which are incidental to their business. In the opinion of management, the liabilities (if any) resulting from such legal proceedings will not have a material effect on the consolidated financial statements or consolidated ratios of the Company and the Banks.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         There were no matters that were submitted to a vote of the security holders during the fourth quarter of 1995.

                                     PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
         ----------------------------------------------------------------------

         The information required by this item is contained on page 44 of the Company's 1995 Annual Report to Stockholders. Such information is incorporated herein by reference to the Annual Report.

Dividend Limitations and Certain Other Restrictions
- ---------------------------------------------------

         The payment of dividends by the Company depends largely upon the ability of the Banks to declare and pay dividends to the Company because the principal source of the Company's revenue is dividends paid by the Banks. Future dividends will depend primarily upon the Banks' earnings, financial condition, and need for funds, as well as governmental policies and regulations applicable to the Company and the Banks.

         Regulations of the Federal Reserve Board and the Office of the Banking Commissioner place a limitation on the amount of dividends the Banks may pay to the Company without prior approval. Prior approval of the Federal Reserve Board and the Office of the Banking Commissioner is required to pay dividends which exceed the Banks' net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus. Net profits in 1996, plus $885,000 (representing the Banks' net profits from 1995 and 1994, less all required transfers to permanent capital) will be available for the payment of dividends in 1996 without prior regulatory approval. The Federal Reserve Board also has authority to prohibit a state chartered member bank from paying dividends if the Board of Governors of the Federal Reserve deems such payment to be an unsafe or unsound practice.

         The Federal Reserve has established guidelines with respect to the maintenance of appropriate levels of capital by registered bank holding companies. Compliance with such standards, as presently in effect, or as they may be amended from time to time, could possibly limit the amount of dividends that the Company may pay in the future. In 1985, the Federal Reserve issued a policy statement on the payment of cash dividends by bank holding companies. In the statement, the Federal Reserve expressed its view that a holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could only be funded in ways that weakened the holding company's financial health, such as by borrowing.

         As depository institutions, deposits of which are insured by The Federal Deposit Insurance Corporation ("FDIC"), the Banks may not pay dividends or distribute any of their capital assets while they remain in default on any assessment due the FDIC. The Banks currently are not in default under any of their obligations to the FDIC.

Item 6.  Selected Financial Data.
         -----------------------

         The information required by this item is contained on page 25 of the Company's 1995 Annual Report to Stockholders. Such information is incorporated herein by reference to the Annual Report.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

         The information required by this item is contained on pages 12 to 24 of
the  Company's  1995  Annual  Report  to   Stockholders.   Such  information  is
incorporated herein by reference to the Annual Report.

Item 8.  Financial Statements and Supplementary Data.
         --------------------------------------------

         The information required by this item is contained in the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing on pages 26 to 43 of the Company's 1995 Annual Report to Stockholders. Such information is incorporated herein by reference to the Annual Report.

Item 9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
         -----------------------------------------------------------------------
         Financial Disclosure.
         ---------------------

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
          ---------------------------------------------------

         The Board of Directors has set the number of directors that constitute the Board of Directors at fourteen. The Articles of Incorporation of the Company provide that the directors shall be classified with respect to the time for which they severally hold office into three classes. Each year all of the directors in one class are elected to serve for a term of three years or until their respective successors have been elected and qualified.

         The following table sets forth as to each director of the Company, his or her name, age, the year he or she first became a director of the Company and the number of shares of Common Stock beneficially owned at February 2, 1996.

                                                 Shares of
                                                Common Stock
                               Year             Beneficially
                               First    Year      Owned at       Percent
                              Elected   Term     February 2,          of
Name                 Age(1)  Director  Expires   1996(2)          Class
- ----                 ------  --------  -------  --------------    -----

Nevin S. Baker        73       1986      1997     59,203(7)       1.10%

George B.
  Callan, Jr.         64       1986      1997     10,159          0.19

Miles M. Circo        49       1986      1998        928          0.02

Clyde C. Crum         60       1986      1997     38,059(8)       0.71

James S. Grimes       56       1989      1998      4,906          0.09

Bernard L.
  Grove, Jr.          62       1988      1999     10,771(4)       0.20

Gail T. Guyton        55       1986      1998     57,001(9)       1.06

Frank L. Hewitt, III  54       1996(3)   1997    122,271(3)       2.27

A. Patrick Linton     46       1991      1998    59,171(10)       1.09

Jacob R.
  Ramsburg, Jr.       59       1986      1998    90,681(11)       1.68

Ramona C. Remsberg    67       1987      1999     48,000(5)       0.89

Kenneth W. Rice       52       1988      1999      8,781          0.16

Rand D. Weinberg      39       1996(6)   1999      1,000          0.02

DeWalt J.
  Willard, Jr.        64       1986      1997     30,103          0.56




(1)      At February 2, 1996.

(2) In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Common Stock if he or she has sole or shared voting and/or investment power with respect to such security. The table includes shares owned by spouses, other immediate family members in trust, shares held in retirement accounts or funds for the benefit of the named individuals, and other forms of ownership, over which shares the persons named in the table possess voting and investment power. Except as otherwise noted, each person has sole voting and investment power with respect to all shares beneficially owned.

(3) Mr. Hewitt was elected to the Board of Directors as a member of the Class of 1997 in connection with the Company's acquisition of Laurel. The shares attributed to Mr. Hewitt include 28,153 shares as to which he shares voting and investment power with his wife, 13,920 shares owned by Mr. Hewitt's children, as to which he has voting and investment power, 2,000 shares held in trust as to which he has shared voting and investment power and 1,000 shares owned by Mr. Hewitt's wife as to which Mr. Hewitt disclaims beneficial ownership.

(4) The shares attributed to Mr. Grove include 6,459 shares as to which Mr. Grove shares voting and investment power with his wife.

(5) The shares attributed to Ms. Remsberg include 2,100 shares held in trust as to which she has shared voting and investment power.

(6) Mr. Weinberg was elected to the Board of Directors to fill a vacancy in the Class of 1999.

(7) The shares attributed to Mr. Baker include 37,878 shares held in trust as to which he has shared voting and investment power.

(8) The shares attributed to Mr. Crum include 4,893 shares owned by Mr. Crum's wife, as to which Mr. Crum disclaims beneficial ownership.

(9) The shares attributed to Mr. Guyton include 2,364 shares owned by Mr. Guyton's wife, as to which Mr. Guyton disclaims beneficial ownership and 3,645 shares held in trust by a corporation controlled by Mr. Guyton, as to which he has shared voting and investment power.

(10) The shares attributed to Mr. Linton include 30,307 shares as to which he shares voting and investment power with his wife and 2,302 shares owned by Mr. Linton's children, as to which he has voting and investment power. Mr. Linton also has options to purchase 28,484 shares, of which 22,187 are presently exercisable and are included in the total shares beneficially owned.

(11) The shares attributed to Mr. Ramsburg include 4,906 shares owned by Mr. Ramsburg's wife, and 4,833 shares owned jointly by Mr. Ramsburg's wife and son, as to which Mr. Ramsburg disclaims beneficial ownership, and 22,766 shares owned by two corporations controlled by Mr. Ramsburg, as to which he holds voting and investment power.

         Set forth below is certain information with respect to the directors of the Company. Unless otherwise indicated, the principal occupation listed for each person below has been his or her occupation for the past five years.

FRANK L. HEWITT, III is retired after being president of Laurel and Laurel FSB until the merger of Laurel with and into the Company and the merger of Laurel FSB with and into Elkridge, a wholly-owned subsidiary of the Company, on January 26, 1996.

BERNARD L. GROVE, JR. is an advisor to Genstar Stone Products, Inc. since January 1996, after having been president since January 1, 1992, and having previously served as executive vice president of that company.

RAMONA C. REMSBERG is the former vice chairman of the board of both FCNB and of the Company, having retired from FCNB and the Company in September 1993. Ms. Remsberg served as president of each entity from December 1987 to January 1991.

KENNETH W. RICE is president of Donald B. Rice Tire Co., Inc., a tire distribution firm.
RAND D. WEINBERG is a partner with Weinberg & Weinberg, a law firm in Frederick, Maryland.

MILES M. CIRCO is general manager of Patapsco Designs, Inc., an electronic design and manufacturing firm.

JAMES S. GRIMES has been Mayor of the City of Frederick, Maryland since 1994 and is president of James S. Grimes, Inc., a full service truck transportation service operation.

GAIL T. GUYTON, vice chairman of the board of both FCNB and the Company since January 1995, is president of Morgan-Keller, Inc., a commercial/industrial construction firm.

A. PATRICK LINTON has been president and chief executive officer of FCNB and the Company since January 1991. During 1990, he served as executive vice president of the Company and executive vice president and chief operating officer of FCNB. Prior to this time Mr. Linton has held several executive officer positions for FCNB and the Company, with principal responsibilities in the areas of finance and administration.

JACOB R. RAMSBURG, JR. is president of Frederick Underwriters, Inc., a general insurance agency.

NEVIN S. BAKER served as chairman of the board of both FCNB and the Company until January 1995, having served as chairman of the board and chief executive officer of each entity from December 1987 to January 1991.

GEORGE B. CALLAN, JR. has been president of Associates in Management, a company that specializes in historic preservation, museum management and automotive sales, since July 1991. Prior to that time he was president of Callan & Cramer, Inc., an automotive parts distribution firm.

CLYDE C. CRUM, chairman of the board of both FCNB and the Company since January 1995, is president of Clyde C. Crum and Son, Inc., a dairy farm operation.

DEWALT  J.  WILLARD,  JR.  is  president  of  Ideal  Buick-GMC,   an  automobile
dealership.

Board and Committee Meetings

     The Board of Directors of the Company has standing Audit and Compensation committees, but does not have a standing Nominating committee.

     The Audit Committee, comprised of Directors Circo, Ramsburg and Willard, assists the Boards of Directors of the Banks in exercising their fiduciary responsibilities for oversight of audit and related matters, including corporate accounting, internal controls and regulatory compliance. Its duties include: monitoring the Banks' internal controls and procedures; meeting with the internal auditors and reviewing their reports; recommending the selection of independent auditors; reviewing the scope of audits conducted by the independent auditors, as well as the results of their audits; and reviewing policies relating to compliance with applicable banking and other laws.

     The Compensation Committee, comprised of Directors Baker, Grove, and Rice, reviews and recommends to the Board of Directors the overall compensation policy for the Company. The Board of Directors for each Bank follows this policy specifically related to the salaries and other benefits for senior management thereof.

     The Board of Directors of the Company held fifteen meetings during 1995, and the Audit and the Compensation Committees held seven and six meetings, respectively, during 1995. Each of the directors of the Company attended at least 75% of the meetings of the Board of Directors and all committees on which they served during 1995.

Compliance with Section 16(a) of the Exchange Act

         Martin S. Lapera and Jacob R. Ramsburg, Jr. failed to file reports required by Section 16(a) of the Exchange Act on a timely basis during 1995. Both of these individuals filed one report late, that included one transaction each.

Executive Officers of the Company.
- ----------------------------------

         Information   concerning   non-director   executive   officers  of  the
Registrant is as follows:

         Martin S. Lapera (age 43) became an Executive Vice President of the Company in June 1992 after having been a Vice President. Mr. Lapera became the Executive Vice President, Chief Operating Officer and Chief Lending Officer of FCNB in January 1995 after having been the Executive Vice President and Chief Lending Officer of FCNB.

         Charles E. Weller (age 47) became a Senior Vice President of the Company in January 1996 after having been a Vice President of the Company since March 24, 1995. Mr. Weller has been President of Elkridge since January 1987.

         Mark A. Severson (age 42) became a Senior Vice President and Treasurer of the Company in January 1996 after having been the Vice President and Treasurer. Mr. Severson is the Senior Vice President and Chief Financial Officer of FCNB.

         Fern W. Mercer (age 58) is a Vice President of the Company and is a Senior Vice President of FCNB.

         Helen G. Hahn (age 59) is a Vice President and Secretary of the Company. Mrs. Hahn became a Senior Vice President and Cashier of FCNB in June 1992 and was the Cashier prior to that time.

Item 11.  Executive Compensation.
          -----------------------
Compensation of Directors

     During 1995, the directors of the Company did not receive compensation for attending Board of Directors meetings of the Company. All members of the Board of Directors of the Company were also members of the Board of Directors of FCNB and, as such, each non-employee director of FCNB received an annual retainer of $5,000 and a fee of $200 for each bi-weekly Board of Directors and committee meeting attended. Any member of the Board of Directors of the Company who is also on the Board of Directors of Elkridge received board meeting fees of $350.00 and committee meeting fees of $250.00 for each meeting attended. Elkridge does not pay an annual retainer fee.

         Beginning in 1996, the directors of the Company will also receive an annual retainer fee of $2,000. Also, any director of the Company who is not also on FCNB's Board of Directors will receive a fee of $200 for each monthly meeting attended.

      Directors who agree to defer receipt of at least four years of their annual retainers may participate in an unfunded deferred compensation plan maintained by FCNB. Under this plan, deferred amounts earn interest at the rate of 10% per annum until the director attains age sixty-five, dies or becomes disabled. Upon any such event, the deferred amount plus credited interest thereon will be paid to the participant or his beneficiary over a period of up to ten years, with interest continuing to accrue on the unpaid balance at the rate of 10% per annum.

         The Company paid a total of $94,900 in director and committee fees for the fiscal year ended December 31, 1995.

         Clyde C. Crum received a $25,000 annual fee for his services as Chairman of the Board of both the Company and FCNB, along with the bi-weekly
Board of Directors meeting fees. However, he did not receive any committee meeting fees. Effective in January 1996, the annual fee for Mr. Crum was increased to $30,000.


            EXECUTIVE OFFICERS' COMPENSATION AND CERTAIN TRANSACTIONS

Compensation - Overview

         Set forth below are summarized tables of all compensation awarded to, earned by, or paid to certain executive officers. It should be noted that no cash compensation was paid to any executive officer of the Company in his or her capacity as such. Each of the executive officers of the Company received compensation from the Banks for services rendered in their capacities as executive officers of the Banks.

         The following table sets forth a comprehensive overview of the compensation for the Company's Chief Executive Officer and the most highly compensated executive officers for the fiscal year just ended. Comparative data is also provided for the previous two fiscal years, in selected categories.

                           SUMMARY COMPENSATION TABLE

                                                     Long-Term
                           Annual Compensation      Compensation
                           -------------------      ------------

                                                  Restr-    Secur-
                                                  icted     ities     All
Name and                                          Stock     Under-    Other
Principal         Fiscal                          Awards    lying     Compen-
Position          Year     Salary(1)    Bonus      (3)      Options   sation(5)
- --------          ----     ---------    -----      ---      -------   ---------

A. Patrick        1995     $186,352   $66,516(2)  1,259     6,297     $7,747
Linton,           1994      161,321    46,283(2)  1,154(4)  5,765(4)   2,087
Director,         1993      155,987    55,500     1,457(4)  7,284(4)   2,784
President and
Chief Executive
Officer of the
Company and
FCNB

Martin S.         1995     $112,091   $30,513(2)    497     2,485     $   --
Lapera,           1995       93,723    23,013(2)    447(4)  2,232(4)      --
Executive Vice    1993       88,569    24,700       447(4)  2,757(4)     308
President of
the Company and
Executive Vice
President,
Chief Operating
Officer and
Chief Lending
Officer of FCNB

Charles E.        1995     $100,836   $12,909(2)    370     1,852     $   --
Weller, Senior
Vice President
of the Company
and President
of Elkridge(6)

Mark A.           1995     $ 94,677   $19,620(2)    298     1,491     $   --
Severson,         1994       83,309    15,568(2)    278(4)  1,389(4)      --
Senior Vice       1993       79,948    16,200       350(4)  1,745(4)   2,000(7)
President and
Treasurer of
the Company and
Senior Vice
President and
Chief Financial
Officer of FCNB

(1) Includes contributions made by the Banks under their 401(k) Profit Sharing Plans. Contributions made by the Banks in 1995, 1994 and 1993, respectively, amounted to $8,977, $6,321 and $7,987 for Mr. Linton, $7,091, $3,723 and $4,569 for Mr. Lapera, and $4,677, $3,309 and $3,948
         for Mr. Severson. Mr. Weller's contribution for 1995 was $3,036.

(2)      During  1994,  FCNB  changed  the method of paying the annual  bonuses.
         There were no cash bonuses paid in 1994, however, annual bonuses accrued as of December 31, 1995 and 1994 were paid in January 1996 and 1995, respectively. Previously, the annual bonuses were paid in the year earned. The annual bonus for Mr. Weller is paid by Elkridge.

(3) The awards of restricted stock received are based on the formula of a grant of one (1) restricted share for every five (5) shares of Common Stock purchased pursuant to the exercise of stock options. The restriction period is for three (3) years from the date of receipt, and if the shares purchased pursuant to the exercise of stock options are sold within this time period, a pro rata percentage of the restricted shares are forfeited and must be returned to the Company. In 1994, Mr. Lapera exercised options resulting in 696 restricted shares outstanding at year end December 31, 1995.

(4) The amounts shown have been adjusted to reflect a three-for-two stock split effected in the form of a 50% stock dividend declared in April 1995.

(5) Includes payments for vacation pay taken in lieu of vacation. Included in the 1995 amount for Mr. Linton are $5,700 of Elkridge directors fees.

(6) Mr. Weller became an executive officer of the Company on March 24, 1995, as a result of the merger of ENB Financial Corporation with and into the Company.

(7)      This amount consists of moving expenses paid for Mr. Severson.

         Stock Option Plan. The following table sets forth as to the executive officers whose compensation is reported in the SUMMARY COMPENSATION TABLE certain information relating to options to purchase Common Stock of the Company granted during fiscal 1995 under the 1992 Employee Stock Option Plan.

                        OPTION GRANTS IN LAST FISCAL YEAR


                                                           Potential Realizable
                                                             Value at Assumed
                                                              Annual Rates of
                                                               Stock Price
                                                            Appreciation for
                 Individual Grants                           Option Term(5)
- --------------------------------------------------------------------------------
                     % of Total
           Number of  Options
          Securities  Granted
          Underlying    to       Exercise
           Options   Employees   or Base       Expira-
           Granted   in Fiscal    Price         tion
Name         (#)     Year        ($/share)     Date        5% ($)     10% ($)
- ---------  -------   ---------   ---------     --------    -------    -------

A. Patrick  6,297(1)    33%        $21.00      12/31/05    $36,534    $80,732
Linton


Martin S.   2,485(2)    13%        $21.00      12/31/05    $14,417    $31,859
Lapera

Charles E.  1,852(3)    10%        $21.00      12/31/05    $10,745    $23,743
Weller

Mark A.     1,491(4)     8%        $21.00      12/31/05    $ 8,650    $19,115
Severson

- --------------------

(1) The options granted to Mr. Linton to purchase 6,297 shares become exercisable on December 31, 1996, and entitle Mr. Linton to receive an aggregate of 1,259 shares of restricted stock when the underlying stock options are exercised. The awards of restricted stock received are based on the formula of one (1) restricted share for every five (5) shares of Common Stock purchased pursuant to the exercise of stock options. The restriction period is for three (3) years from the date of receipt, and if the shares purchased pursuant to the exercise of stock options are sold within this time period, a pro rata percentage of the restricted shares are forfeited and must be returned to the Company.

(2) The options granted to Mr. Lapera to purchase 2,485 shares become exercisable on December 31, 1996, and entitle Mr. Lapera to receive an aggregate of 497 shares of restricted stock when the underlying stock options are exercised.

(3) The options granted to Mr. Weller to purchase 1,852 shares become exercisable on December 31, 1996, and entitle Mr. Weller to receive an aggregate of 370 shares of restricted stock when the underlying stock options are exercised.

(4) The options granted to Mr. Severson to purchase 1,491 shares become exercisable on December 31, 1996, and entitle Mr. Severson to receive an aggregate of 298 shares of restricted stock when the underlying stock options are exercised.

(5) The assumed annual rates of appreciation in the table are shown for illustrative purposes only pursuant to applicable SEC requirements. Actual values realized on stock options are dependent on actual future performance of the Company's stock, among other factors. Accordingly, the amounts shown may not necessarily be realized. Does not include the value of restricted stock awards in conjunction with the grant of options.

         The table set forth below presents the amount and potential value of options held by each named executive at the end of fiscal 1995.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES



                                        Number of
                                        Securities          Value of
                                        Underlying          Unexercised
                                        Unexercised         In-the-Money
                                        Options             Options
          Shares                        at FY-End (#)       at FY-End ($)
          Acquired       Value          Exercisable/        Exercisable/
Name      On Exercise    Realized       Unexercisable       Unexercisable(1)
- ----      -----------    --------       -------------       ----------------


A. Patrick    --            --           22,187/6,297         $133,737/-
 Linton


Martin S.     --            --            4,989/2,485         $17,745/-
 Lapera

Charles E.    --            --           13,039/1,852         $208,741/-
 Weller

Mark A.       --            --            5,362/1,491         $32,403/-
 Severson


_______________

(1) Does not include the value of restricted stock awards in conjunction with the grant of options.


     Profit Sharing Plan. The Company has a Section 401 (k) profit sharing plan (the "Plan") covering employees meeting certain eligibility requirements as to minimum age and years of service. Employees may make voluntary contributions to the Plan through payroll deductions on either a pre-tax or after-tax basis. The Company makes contributions to the Plan in its discretion, based on a percentage of each Bank's earnings. The Company's contributions are subject to a vesting period based upon the completion of five years of service with the Company, at which time they are fully vested. A participant's account under the Plan, together with investment earnings thereon, is normally distributable, following retirement, death, disability or other termination of employment, in a single lump-sum payment.

         The Company's annual contribution to the Plan totaled $241,000 in 1995, including an aggregate of $23,781 of contributions for the executive officers named in the SUMMARY COMPENSATION TABLE.

     Executive Compensation Plan. FCNB maintains an Executive Compensation Plan which is intended to provide supplemental retirement benefits to executive officers designated by the Compensation Committee of FCNB's Board of Directors. Under this plan, an amount determined by the Committee will be paid to a participant annually (in twelve monthly payments) for up to ten years commencing upon the earliest of (a) his or her attaining sixty-five years of age (or such later date as the participant and the Bank agree), (b) his or her death or (c) his or her disability. The payments will be made to a participant or his or her beneficiaries from the general funds of the Bank. Periodically, the Compensation Committee will approve a change to the amount of annual benefits payable under the Executive Compensation Plan. Under the plan, the current annual benefits at normal retirement age established by the Compensation Committee for Messrs. Linton, and Lapera are $20,000 and $10,000, respectively. Messrs. Severson and Weller have no benefits under this plan.

Compensation Committee Report

         The Compensation Committee of the Company is composed of three outside directors, Messrs. Nevin S. Baker, Bernard L. Grove, Jr. and Kenneth W. Rice. Mr. Baker is a former employee of the Company, whereas neither of the remaining committee members has ever been an employee of the Company or any of its subsidiaries. The Committee makes recommendations to the full Board of Directors regarding the adoption, extension, amendment and termination of the Company's compensation plans. In conjunction with the Company's Chairman and President/Chief Executive Officer ("CEO"), it reviews the performance of senior management, recommends annual salary revisions and administers the Company's compensation plans.

         The Committee is guided by the following executive compensation philosophy of the Company:

         1. Enable the Company to attract and retain superior management by providing a very competitive total compensation package.

         2.       Align  the  interests  of   stockholders   and  management  by
                  providing stock options as a portion of the executive's total compensation package.

         3. Base a portion of the executive's total compensation package upon the attainment of defined performance goals that support the growth and appreciation of the Company's value over time.

         4. Balance objectives of short-term performance and long-term growth and appreciation of the Company through a combination of an annual incentive compensation program using annual cash bonuses, and the stock option plan that rewards the executives through long-term growth and appreciation of the Company.


         Executive compensation consists primarily of three components: Base Salary, Annual Bonus, and Stock Options.

         Base Salary

         The Company's policy is to set base salaries for each executive officer position, including that of the CEO, in a range commensurate for equivalent banking jobs in the Mid-atlantic region. The Company utilizes outside consultants to monitor the Company's competitive compensation status. The base salaries of executive officers are set by the Board of Directors based upon the Compensation Committee's recommendations.

         Executive officers, other than the CEO, are reviewed annually by their superiors while the CEO is reviewed by the Compensation Committee and the Executive Committee of the Board of Directors of the Company. Salary adjustments for executive officers are determined by the quality of their individual performances and the relationship of their salary to their established salary range.

         Adjustments to the base salary of the CEO are governed by the same factors as other executive officers, but also specifically take into account the Company's current financial performance as measured by earnings, asset growth, and overall financial soundness. The Committee also considers the CEO's leadership in setting high standards for financial performance, motivating his management colleagues, and representing the Company and its values to internal and external communities.

         Annual Bonus

         The Company has an Employee Performance Bonus Plan (the "Bonus Plan").

         Annual bonuses are accrued as of the end of the fiscal year and are paid in January. The Company's Bonus Plan has several components related to the Company's performance. For 1995, these components consisted of the Company achieving pre-determined levels of earnings, appreciation in stockholder value and asset growth. The CEO's annual cash bonus is strictly related to the Company's performance goals. The other named executive officers have divisional performance goals and/or in addition to the Banks' performance goals. Goals for each component of the Bonus Plan are approved by the Compensation Committee at the beginning of each year. Annual cash bonuses tied to Bank performance goals and/or the Company's performance goals are evaluated on a point system. Each component is given points for equalling or exceeding the predetermined base. Target goals are determined that exceed the threshold level, as well as maximum goals. For each specific component, if the threshold level is not achieved, no bonus is awarded for that component. The maximum potential annual bonus award for the four named executive officers is 25% to 37.5% of base salary, depending on the executive's position.

         In 1995, the Company substantially exceeded its target performance goals. Based on these results, the CEO was awarded a bonus of $66,516 which constituted 37.5% of his 1995 base salary. This annual bonus amount was accrued as of December 31, 1995 and paid in January 1996. The Committee also considered the performance of the Company's Common Stock and the CEO's role in promoting the long-term strategic growth of the Company.

         For the other named executive officers, divisional bank performance goals were substantially met in addition to exceeding the Company's target performance goals.

         As of December 31, 1995, the total accrued annual bonus for the four named executive officers in the Bonus Plan was $129,558, which was paid in January 1996.

         Stock Options

         The Company maintains a 1992 Stock Option Plan currently covering 413,438 shares of the Company's Common Stock. This Stock Option Plan provides for grants by the Compensation Committee of non-qualified stock options, as well as incentive stock options, thus tying a portion of the executive's compensation directly to the performance of the Company's stock price. The exercise price of the option to purchase stock under the plan may not be less than 100% of the fair market value of the Company's stock on the date of grant. Stock options become exercisable one year from the date of the grant and expire five and ten years from the date of the grant. Stock options for the four named executive officers typically are granted each year for a number of shares, the aggregate market value of these shares on the date of grant being in a range of 35% to 75% of the executive officer's base salary. The Stock Option Plan also provides that the Company will grant one (1) share of restricted stock for every five (5) shares of Common Stock purchased pursuant to the exercise of options under the plan. The Common Stock purchased pursuant to the exercise of such options must be held for a period of three years before the restricted stock granted by the Company will fully vest to the recipient thereof. Stock options must be exercised in the sequence in which they were granted.

         In 1995, the CEO received options to purchase 6,297 shares with an exercise price of $21.00 per share. The CEO now owns 36,984 shares of the Company's Common Stock and holds options to purchase an additional 28,484 shares, of which 22,187 shares are presently exercisable. In 1995, the other named executive officers received options to purchase an aggregate of 5,828 shares of the Company's Common Stock with an exercise price of $21.00 per share. The Compensation Committee believes that significant equity interests in the Company held by the Company's management align the interests of stockholders and management.

         Stock options are designed to align the interests of executives with those of the stockholders. This approach is designed to incentivize the creation of stockholder value over the long term since the full benefit of the compensation package cannot be realized unless stock price appreciation occurs over a number of years.

         Conclusion

         Through the programs described above, a moderate portion of the Company's executive compensation is linked directly to individual and corporate performance and stock price appreciation. In the case of the CEO, approximately 26% of his total 1995 compensation, including the accrued annual bonus as of December 31, 1995, consisted of performance-based variable elements. The Compensation Committee intends to continue the policy of linking executive compensation to corporate performance and returns to stockholders, recognizing that ups and downs of the business cycle from time to time may result in an imbalance for a particular period.

         This report has been prepared by the Compensation Committee of the Company.

Nevin S. Baker  Bernard L. Grove, Jr.  Kenneth W. Rice

Performance Graph

         Set forth below is a line graph comparing the yearly percentage change in cumulative total stockholder return on the Company's Common Stock from January 1, 1991 to December 31, 1995. The Company's yearly percentage change in cumulative total stockholder return as shown below is compared to the NASDAQ Market Index and the published Industry Peer Group Index consisting of 155 middle Atlantic banks published by Media General Financial Services.

                               Plot Points
       -------------------------------------------------------
                           FCNB       Peer Group        NASDAQ
                           ----       ----------        ------
       12/31/90          $100.00        $100.00        $100.00
       12/31/91            99.30         133.08         160.56
       12/31/92           104.47         166.65         186.87
       12/31/93           138.65         207.03         214.51
       12/31/94           188.26         196.56         209.69
       12/31/95           199.26         298.47         296.30

Notes: 1. Total return assumes reinvestment of dividends.
       2. Fiscal Year Ending December 31.
       3. Return based on $100 dollars invested on January 1, 1991 in FCNB Corp Common Stock, an index for NASDAQ Stock Market (U.S. Companies), and Bank peer group.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          ---------------------------------------------------------------

         All voting rights are vested exclusively in the holders of the Common Stock of the Company. Each stockholder is entitled to one vote for each share of Common Stock owned on all matters brought to a vote of the stockholders. The Company had 5,390,779 shares of Common Stock outstanding on the February 2, 1996 record date selected for the Annual Meeting. The Company has no other class of equity securities outstanding.

         Persons and groups beneficially owning in excess of 5% of the Common Stock are required to file certain reports disclosing such ownership pursuant to the Securities Exchange Act of 1934, as amended (hereinafter called the "Exchange Act"). The following table sets forth, as of February 2, 1996, certain information as to the shares of Common Stock beneficially owned by certain officers of the Company who are not also directors of the Company, and all officers and directors of the Company as a group. Management knows of no persons who beneficially owned more than 5% of the outstanding shares of Common Stock at February 2, 1996.

                                  Amount and Nature        Percentage
Name of Beneficial Owner      of Beneficial Ownership(1)    of Class
- ------------------------      --------------------------    --------


Martin S. Lapera                      20,563(2)               0.38%

Mark A. Severson                       8,745(3)               0.16

Charles E. Weller                     13,974(4)               0.26

All Officers and Directors           629,087(5)              11.56
as a Group (19 persons)
_____________________

(1) Unless otherwise indicated, all shares are owned directly by the named individuals or by the individuals indirectly through a trust, corporation or association, or by the individuals or their spouses as custodians or trustees for the shares of minor children. Except as otherwise indicated, the named individuals exercise sole voting and investment power over such shares.

(2) The shares attributed to Mr. Lapera include 15,257 shares as to which Mr. Lapera shares voting and investment power with his wife. Also, included in the total shares owned are options, currently exercisable, to purchase 4,989 shares of the Company's Common Stock. In addition, Mr. Lapera will also receive 999 shares of restricted stock when the underlying stock options are exercised, which shares are not reflected in the table.

(3) The shares attributed to Mr. Severson include 1,774 shares as to which Mr. Severson shares voting and investment power with his wife. Also, included in the total shares owned are options, currently exercisable, to purchase 5,362 shares of the Company's Common Stock. In addition, Mr. Severson will also receive 1,072 shares of restricted stock when the underlying stock options are exercised, which shares are not reflected in the table.

(4) The shares attributed to Mr. Weller include 432 shares owned by Mr. Weller's wife, as to which Mr. Weller disclaims beneficial ownership. Also, included in the total shares owned are options, currently exercisable, to purchase 13,039 shares of the Company's Common Stock.

(5) Includes an aggregate of 52,410 shares which may currently be acquired by certain of such executive officers upon the exercise of stock options. In addition, such officers will also receive an aggregate of 7,876 shares of restricted stock when the underlying stock options are exercised, which shares are not reflected in the table. The restricted stock to be received is based on the formula of one (1) restricted share for every five (5) shares of Common Stock purchased pursuant to the exercise of stock options. The restriction period is for three (3) years from the date of receipt, and if the shares purchased pursuant to the exercise of stock options are sold within this time period, a pro rata percentage of the restricted shares are forfeited and must be returned to the Company.


Item 13.  Certain Relationships and Related Transactions.

     During the past year the Banks have had, and expect to have in the future, banking transactions in the ordinary course of business with its directors and officers as well as with their associates. These transactions have been made on substantially the same terms, including interest rates, collateral, and repayment terms, as those prevailing at the same time for comparable transactions with unaffiliated parties. The extensions of credit by the Banks to these persons have not and do not currently involve more than the normal risk of collectibility or present other unfavorable features. At December 31, 1995, loans to directors and officers and their respective associates, including loans guaranteed by such persons, aggregated $8.8 million, which represented approximately 18.2% of the consolidated stockholders' equity.

         Gail T. Guyton, a director of the Company and FCNB, is president and a principal stockholder of Morgan-Keller, Inc., a construction firm which is serving as construction manager in connection with the development of the Company's new headquarters project. During 1995, the Company paid Morgan-Keller, Inc. a total of $6.8 million in construction payments, which included $6.6 million for the Company's headquarter's project and $227,000 related to various other construction projects. Morgan-Keller, Inc. will receive approximately $400,000 in fees for serving as the construction manager for the headquarter's project.

         Jacob R. Ramsburg, Jr., a director of the Company and FCNB, is president and a principal stockholder of Frederick Underwriters, Inc., a general insurance agency which received $88,600 in premiums during 1995 in connection with the Company's purchase of certain types of insurance coverage.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
          -----------------------------------------------------------------

         (a)Documents filed as a part of the Report:

                  1. The following consolidated financial statements included in the 1995 Annual Report to Stockholders are incorporated herein by reference under Item 8 of this Report:

                                                                Page Number in
                                                                 Annual Report
                                                                 -------------

                           Consolidated Balance Sheets                 26

                           Consolidated Statements of Income           27

                           Consolidated Statements of Changes
                           in Stockholders' Equity                     28

                           Consolidated Statements of Cash
                           Flows                                       29

                           Notes to Consolidated Financial
                           Statements                                 30-43

                           Report of Independent Auditors              43


                  2. All schedules for which provision is made in the accounting regulations of the Securities and Exchange Commission are not applicable or are not required under the related instruction and therefore have been omitted.

                  3.       Exhibits required by Item 601 of Regulation S-K:

Exhibit No.                    Item
- -----------                    ----
    2-A A copy of the Laurel Bancorp, Inc. Agreement and Plan of Merger is hereby incorporated by reference to Exhibit 2 to the Registration Statement on Form S-4 of the Registrant filed on July 31, 1995.

Exhibit No.                    Item
- -----------                    ----

    2-B A copy of the Harbor Investment Corporation Agreement and Plan of Merger is hereby incorporated by reference to
                      Exhibit 99(a) to the Current Report on Form 8-K of the Registrant dated December 22, 1995 and filed on January 10, 1996.

    3-A A copy of the Articles of Restatement of the Articles of Incorporation of FCNB Corp is hereby incorporated by reference to Exhibit 3-A of the Annual Report on Form 10-K for 1994 of the Registrant.


    3-B A copy of the amended By-Laws of FCNB Corp is hereby incorporated by reference to Exhibit 3-B of the Annual Report on Form 10-K for 1993 of the Registrant.

    10-D A copy of the Executive Compensation Plan for Directors of FCNB Bank is hereby incorporated by reference to Exhibit 10-D to the Registration Statement on Form S-4 (File No. 33-09406) of the Registrant.

    10-E A copy of the Executive Compensation Plan for Management Personnel of FCNB Bank is hereby incorporated by reference to Exhibit 10-E to the Registration Statement on Form S-4 (File No. 33- 09406) of the Registrant.

    10-F A copy of the Employee Incentive Bonus Plan of FCNB Bank is hereby incorporated by reference to Exhibit 10-F of the Annual Report on Form 10-K for 1991 of the Registrant.

    10-G A copy of the Compensation Agreement with Clyde C. Crum is hereby incorporated by reference to Exhibit 10-G of the Annual Report on Form 10-K for 1994 of the Registrant.

    10-H A copy of the Construction Loan Agreement between FCNB Realty and NationsBank, N.A. is hereby incorporated by reference to Exhibit 1 of the Current Report on Form 8-K of the Registrant dated June 28, 1995 and filed on July 6, 1995.

Exhibit No.                    Item
- -----------                    ----

    10-I A copy of the Deed of Trust, Assignment, Security Agreement and Financing Statement by FCNB Realty in favor of Trustees thereunder for benefit of NationsBank, N.A. is hereby incorporated by reference to Exhibit 2 of the Current Report on Form 8-K of the Registrant dated June 28, 1995 and filed on July 6, 1995.

    10-J A copy of the Deed of Trust Note is hereby incorporated by reference to Exhibit 3 of the Current Report on Form 8-K of the Registrant dated June 28, 1995 and filed on July 6, 1995.

    10-K A copy of the Guaranty Agreement by the Company in favor of NationsBank, N.A. is hereby incorporated by reference to Exhibit 4 of the Current Report on Form 8-K of the Registrant dated June 28, 1995 and filed on July 6, 1995.

    10-L A copy of the Environmental Indemnity Agreement by FCNB Realty and the Company is hereby incorporated by reference to Exhibit 5 of the Current Report on Form 8-K of the Registrant dated June 28, 1995 and filed on July 6, 1995.

    10-M A copy of the Lease between FCNB bank, as tenant, and FCNB Realty, as landlord is hereby incorporated by reference to
                      Exhibit 6 of the Current Report on Form 8-K of the Registrant dated June 28, 1995 and filed on July 6, 1995.

    11 Statement Regarding Computation of Per Share Earnings, filed herewith.

    12                Statement Regarding Computation of Ratios, filed herewith.

    13 The Company's 1995 Annual Report to Stockholders, filed herewith.

Exhibit No.                    Item
- -----------                    ----

    21 A list of the subsidiaries of FCNB Corp is hereby incorporated by reference to the 1995 Annual Report to Stockholders at page 45.

    23                Consent of Independent Auditor

    27                Financial Data Schedule

    99-A A copy of the Dividend Reinvestment and Stock Purchase Plan of FCNB Corp is hereby incorporated by reference to Registration Statement on Form S-3 (File No. 33-55040) of Registrant.

    99-B A copy of the FCNB Corp 1992 Employee Stock Option Plan is hereby incorporated by reference to Registration Statement on Form S-8 (File No. 33-63092) of Registrant.

    (b) There were no Reports on Form 8-K filed during the quarter ended December 31, 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FCNB CORP
                                  (Registrant)

Date:March 26, 1996                         By/s/A. Patrick Linton
     --------------                           ---------------------------------
                                               A. Patrick Linton, President and
                                               Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:


                                         PRINCIPAL EXECUTIVE OFFICER:

Date:March 26, 1996                      /s/A. Patrick Linton
     --------------                      ------------------------------------
                                         A. Patrick Linton, President,
                                         Chief Executive Officer and
                                         Director

                                           PRINCIPAL FINANCIAL AND
                                            ACCOUNTING OFFICER:

Date:March 26, 1996                      /s/Mark A. Severson
     --------------                      ------------------------------------
                                         Mark A. Severson, Senior Vice
                                         President and Treasurer

Date:March 26, 1996                      /s/Nevin S. Baker
     --------------                      ------------------------------------
                                         Nevin S. Baker, Director

Date:March 26, 1996                      /s/George B. Callan, Jr.
     --------------                      ------------------------------------
                                         George B. Callan, Jr., Director

Date:March 26, 1996                      /s/ Miles M. Circo
     --------------                      ------------------------------------
                                         Miles M. Circo, Director

Date:March 26, 1996                      /s/Clyde C. Crum
     --------------                      ------------------------------------
                                         Clyde C. Crum, Director
(SIGNATURES CONTINUED)

(SIGNATURES CONTINUED)

Date:March 26, 1996                  /s/James S. Grimes
     --------------                  ------------------------------------
                                     James S. Grimes, Director

Date:March 26, 1996                  /s/Bernard L. Grove, Jr.
     --------------                  ------------------------------------
                                     Bernard L. Grove, Jr.,Director

Date:March 26, 1996                  /s/Gail T. Guyton
     --------------                  ------------------------------------
                                     Gail T. Guyton, Director

Date:March 26, 1996                  /s/Frank L. Hewitt, III
     --------------                  ------------------------------------
                                     Frank L. Hewitt, III, Director

Date:March 26, 1996                  /s/Ramona C. Remsberg
     --------------                  ------------------------------------
                                     Ramona C. Remsberg, Director

Date:March 26, 1996                  /s/Jacob R. Ramsburg, Jr.
     --------------                  ------------------------------------
                                     Jacob R. Ramsburg, Jr., Director

Date:March 26, 1996                  /s/Kenneth W. Rice
     --------------                  ------------------------------------
                                     Kenneth W. Rice, Director

Date:March 26, 1996                  /s/Rand D. Weinberg
     --------------                  ------------------------------------
                                     Rand D. Weinberg, Director

Date:March 26, 1996                  /s/DeWalt J. Willard, Jr.
     --------------                  ------------------------------------
                                     DeWalt J. Willard, Jr., Director