Form 10-Q
period 1996-03-31
FCNB CORP
filed 1996-05-15
CIK 803644

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



 For Quarter Ended                       Commission file number

  March 31, 1996                                 0-15645

                            FCNB Corp
     (Exact name of registrant as specified in its charter)

            MARYLAND                            52-1479635

(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)


1 North Market Street, Frederick, Maryland          21701
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

                      Yes  X      No
                         -------    -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $1 par value per share, 5,390,779 shares outstanding as of April 30, 1996.



PART I FINANCIAL INFORMATION    Item 1. Financial Statements
FCNB Corp and Subsidiaries                                                                                    (Restated
Consolidated Balance Sheets  (Note 2)                                              (Unaudited)                Unaudited)
(Dollars in thousands, except per share amounts)                                 March 31, 1996            December 31, 1995
- - -----------------------------------------------------------------------------------------------------------------------------

ASSETS
Cash and due from banks                                                             $ 23,936                    $ 24,085
Interest-bearing deposits in other banks                                               2,876                       2,261
Federal funds sold                                                                    23,526                      20,017
- - -----------------------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents                                                        50,338                      46,363
- - -----------------------------------------------------------------------------------------------------------------------------
Loans held for sale                                                                    6,469                       2,362
- - -----------------------------------------------------------------------------------------------------------------------------
Investment securities held to maturity at amortized cost-
   fair value of $37,962 in 1996 and
   $59,192 in 1995                                                                    37,871                      58,511
- - -----------------------------------------------------------------------------------------------------------------------------
Investment securities available for sale -
   at fair value                                                                     108,235                      83,987
- - -----------------------------------------------------------------------------------------------------------------------------
Loans                                                                                440,139                     440,881
Less:  Allowance for credit losses                                                    (5,252)                     (5,242)
       Unearned income                                                                  (739)                     (1,087)
- - -----------------------------------------------------------------------------------------------------------------------------
     Net loans                                                                       434,148                     434,552
- - -----------------------------------------------------------------------------------------------------------------------------
Bank premises and equipment                                                           20,356                      19,997
- - -----------------------------------------------------------------------------------------------------------------------------
Other assets                                                                          13,354                      15,212
- - -----------------------------------------------------------------------------------------------------------------------------
     Total assets                                                                   $670,771                    $660,984
=============================================================================================================================
Liabilities and Stockholders' Equity
LIABILITIES
Deposits:
  Noninterest-bearing deposits                                                       $67,578                     $66,558
  Interest-bearing deposits                                                          469,474                     463,430
- - -----------------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                  537,052                     529,988
- - -----------------------------------------------------------------------------------------------------------------------------
Short-term borrowings:
  Federal funds purchased and securities
    sold under agreements to repurchase                                               23,865                      21,043
  Other short-term borrowings                                                         34,145                      32,837
Long-term debt                                                                         6,180                       5,680
Accrued interest and other liabilities                                                 4,923                       5,217
- - -----------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                               606,165                     594,765
- - -----------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, per share par value $1.00;
  1,000,000 shares authorized; none outstanding                                           --                          --
Common stock, per share par value $1.00;
  20,000,000 shares authorized; 5,390,779
  shares issued and outstanding in 1996
  and 5,298,361 in 1995                                                                5,391                       5,298
Surplus                                                                               27,064                      26,734
Retained earnings                                                                     32,182                      33,657
Net unrealized gain (loss) on securities
  available for sale                                                                     (31)                        530
- - ------------------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                       64,606                      66,219
- - ------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and stockholders'
          equity                                                                    $670,771                    $660,984
==============================================================================================================================



FCNB Corp and Subsidiaries
Consolidated Statements of Income (Note 2)
For the Three Months Ended March 31, 1996 and 1995                                                          (Restated
(Dollars in thousands, except per share amounts)                                  (Unaudited)               Unaudited)
- - ------------------------------------------------------------------------------------------------------------------------------
                                                                                      1996                      1995
- - ------------------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                                       $10,769                   $ 9,044
  Interest and dividends on investments:
         Taxable                                                                     2,104                     2,594
         Tax exempt                                                                    149                       360
         Dividends                                                                     120                        70
  Interest on federal funds                                                            280                        75
  Other interest income                                                                 77                        79
- - ------------------------------------------------------------------------------------------------------------------------------
             Total interest income                                                  13,499                    12,222
- - ------------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest on deposits                                                               5,225                     4,312
  Interest on federal funds purchased and
      securities sold under agreements to
      repurchase                                                                       290                       246
 Interest on long-term debt                                                             18                       116
  Interest on other short-term borrowings                                              461                       620
- - ------------------------------------------------------------------------------------------------------------------------------
             Total interest expense(1)                                               5,994                     5,294
- - ------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                                  7,505                     6,928
Provision for credit losses                                                             72                       143
- - ------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
 for credit losses                                                                   7,433                     6,785
- - ------------------------------------------------------------------------------------------------------------------------------
Noninterest income:
  Service fees                                                                         566                       438
  Net securities gains                                                                  65                        14
  Gain on sale of loans                                                                 89                        37
  Other operating income                                                               293                       248
- - ------------------------------------------------------------------------------------------------------------------------------
             Total noninterest income                                                1,013                       737
- - ------------------------------------------------------------------------------------------------------------------------------
Noninterest expenses:
  Salaries and employee benefits                                                     2,821                     2,674
  Occupancy expenses                                                                   602                       403
  Equipment expenses                                                                   368                       361
 Merger related expenses                                                             1,874                        52
  Other operating expenses                                                           1,413                     1,512
- - ------------------------------------------------------------------------------------------------------------------------------
             Total noninterest expenses                                              7,078                     5,002
- - ------------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                                             1,368                     2,520
- - ------------------------------------------------------------------------------------------------------------------------------
Provision for income taxes:
  Income tax expense                                                                   576                       839
  Deferred income tax effect of pre-1988 thrift
   reserve for credit losses                                                         1,601                        --
- - ------------------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                                           2,177                       839
- - ------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                   $ (809)                   $1,681
- - ------------------------------------------------------------------------------------------------------------------------------
Net income per share                                                                $(0.15)                    $0.32 *
==============================================================================================================================
Dividends declared per share                                                         $0.12                     $0.20 *
==============================================================================================================================
Weighted average number
 of shares outstanding                                                           5,360,010                 5,269,880 *
==============================================================================================================================







(1) The total interest expense amount has been reduced by $96,000 for the period ended March 31, 1996, while no adjustment was made in 1995. This interest reduction is due to the capitalization of interest on the new corporate headquarters.
* The amounts shown have been adjusted retroactively for a three for two stock split, effected in the form of a 50% stock dividend declared in April 1995.


FCNB Corp and Subsidiaries
Consolidated Statements of Cash Flows  (Note 2)
For the Three Months Ended March 31, 1996 and 1995                                                                      (Restated
(Dollars in thousands)                                                                              (Unaudited)         Unaudited)
- - ---------------------------------------------------------------------------------------------------------------------------------
                                                                                                         1996              1995
- - ---------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
 Net income (loss)                                                                                      $(809)            $1,681
   Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation and amortization                                                                    288                252
         Provision for credit losses                                                                       72                143
         Provision for foreclosed properties                                                               --                 62
         Provision for deferred income taxes (benefits)                                                  (511)               (57)
         Net premium amortization (discount accretion)
          on investment securities                                                                         15                (24)
         Accretion of net loan origination fees                                                          (169)               (89)
         Net securities gains                                                                             (65)               (14)
         Net loss on disposition of bank
          premises and equipment                                                                           10                 53
         Net gain on sale of foreclosed properties                                                        (10)                (4)
         Decrease in other assets                                                                       4,272                180
         Decrease (increase) in loans held for sale(1)                                                 (4,107)               807
         Increase (decrease) in accrued interest and
             other liabilities                                                                           (294)               543
- - ---------------------------------------------------------------------------------------------------------------------------------
                 Net cash provided by operating activities                                             (1,308)             3,533
- - ---------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sales of investment securities -
   available for sale                                                                                     949                 19
  Proceeds from maturities of investment securities -
    available for sale                                                                                  3,978              3,132
 Proceeds from maturities of investment securities -
    held to maturity                                                                                    8,010              3,347
  Purchases of investment securities - available for sale                                             (17,370)            (3,243)
 Purchases of investment securities - held to maturity                                                     --               (378)
  Net decrease (increase) in loans                                                                        395            (28,241)
  Purchases of bank premises and equipment                                                             (1,892)            (1,185)
 Proceeds from dispositions of bank premises and equipment                                                 --                 92
 Investment in foreclosed properties                                                                     (316)                --
  Proceeds from dispositions of foreclosed properties                                                      78                211
- - ---------------------------------------------------------------------------------------------------------------------------------
                 Net cash (used in) investing activities                                               (6,168)           (26,246)
- - ---------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in noninterest-bearing
      deposits, NOW accounts, money market accounts, and
      savings accounts                                                                                  4,532              3,687
  Net increase (decrease) in time deposits                                                              2,532             (4,097)
  Net increase in short-term borrowings                                                                 4,130             16,113
  Proceeds from long-term debt                                                                            500                 --
 Proceeds from sale of stock                                                                              423                 --
 Dividend reinvestment plan                                                                                (3)                --
  Dividends paid                                                                                         (663)            (1,045)
- - ---------------------------------------------------------------------------------------------------------------------------------
                 Net cash provided by financing activities                                             11,451             14,658
- - ---------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                                        3,975             (8,055)
Cash and cash equivalents:
  Beginning of period                                                                                  46,363             37,924
- - ---------------------------------------------------------------------------------------------------------------------------------
  End of period                                                                                       $50,338            $29,869
=================================================================================================================================
                                                             (continued)


FCNB Corp and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (Note 2)
For the Three Months Ended March 31, 1996 and 1995                                                                     (Restated
(Dollars in thousands)                                                                              (Unaudited)        Unaudited)
- - ---------------------------------------------------------------------------------------------------------------------------------
                                                                                                        1996               1995
- - ---------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures:
  Interest paid                                                                                        $5,952             $5,074
=================================================================================================================================
  Income taxes paid                                                                                      $720                $87
=================================================================================================================================
Supplemental schedule of noncash investing and financing activities:
      Foreclosed properties acquired in settlement of loans                                              $106                $--
=================================================================================================================================
   Bank premises transferred to other assets                                                           $1,235                $--
=================================================================================================================================
      Fair value adjustment for securities available for sale,
     net of applicable deferred income tax effects                                                      $(561)            $1,200
=================================================================================================================================

(1) Loans held for sale are generally held for periods of ninety days or less.

                                                                 6

FCNB Corp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - The accompanying unaudited consolidated financial statements for FCNB Corp (the "Company") have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements have been prepared utilizing the interim basis of reporting and, as such, reflect all adjustments which are normal and recurring in nature and are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. The financial data for the period ended March 31, 1995 contained in these unaudited consolidated financial statements has been restated to include the effects of the pooling-of-interest transaction with Laurel Bancorp, Inc. ("Laurel"), discussed below. The results of operations include the three month periods ended March 31, 1995 for the Company and February 28, 1995 for Laurel. In management's opinion, the one month difference between the period end dates does not cause a material effect on the financial condition or results of operations. The period ended March 31, 1996 includes the results of operations from Laurel for the four month period December 1, 1995 to March 31, 1996. The net income for Laurel for the month ended December 31, 1995 was $124,000 and is not considered to be a material amount relative to the consolidated net loss. The December net income for Laurel is included in the 1996 consolidated financial statements and is not included in the restated 1995 consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

Note 2 - Merger and Acquisitions: On January 26, 1996, FCNB Corp (the "Company") consummated its merger of Laurel Bancorp, Inc., the holding company for Laurel Federal Savings Bank, Laurel, Maryland, with and into the Company. As a result of the merger, each share of the outstanding common stock, $0.01 par value of Laurel, was converted into 0.7656 shares of the common stock, $1.00 par value, of the Company, resulting in the issuance of approximately 1,320,900 shares of the Company's common stock.

The merger transaction with Laurel has been accounted for as a pooling of interests. Therefore, the consolidated balance sheet as of December 31, 1995 and the consolidated statements of income for the three month period ended March 31, 1995 have been restated to reflect this business combination.

The combined and separate results of operations for Laurel, for the three month period ended February 28, 1995, and for the Company, for the three month period ended March 31, 1995, preceding the merger are as follows:

  (Dollars in thousands)                          Total     Net      Net income
  For the Period Ended March 31, 1995             income    income    per share
  -----------------------------------             -------   ------    ---------
  The Company                                     $10,683   $1,312      $0.32
  Results of pooled entity                          2,276      369
- - ------------------------------------------------------------------------------
  Combined                                        $12,959   $1,681      $0.32
==============================================================================

Total income and net income for Laurel for the period during 1996 prior to affiliation totaled $1.51 million and $261,000, respectively.

Note 3 - Investments: Using the criteria specified in Statement 115, the Company classifies its investments in debt and equity securities at March 31, 1996 and December 31, 1995 into two categories: held-to-maturity and available-for-sale.

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

         As of March 31, 1996, the gross unrealized losses in the Company's investment portfolio were $772,000 in the held-to-maturity investment portfolio and $1.29 million in the available-for-sale investment portfolio compared to $547,000 and $523,000, respectively, as of December 31, 1995. The increase in the gross unrealized losses in the total investment portfolio is principally the result of an increase in market interest rates during late 1995 and early 1996. Since the Company's held-to-maturity investment portfolio includes fixed rate investment securities that have below current market interest rates, the future operating results of the Company would be negatively impacted in an increasing rate environment. This reduction in net interest income would result when the cost of funding the Company's operations increases, while the income earned on the held-to-maturity portfolio remains constant.



The amortized cost and estimated fair value of securities classified as held-to-maturity at March 31, 1996 are as follows:

Held-to-maturity portfolio
- - --------------------------------------------------------------------------------------------------
                                                                  Gross       Gross     Estimated
                                                   Amortized    Unrealized  Unrealized    Fair
March 31, 1996                                       Cost         Gains       Losses      Value
- - --------------------------------------------------------------------------------------------------

                                                                (dollars in thousands)

U.S. Treasury and other U.S.
    government agencies and corporations           $ 4,901        $ 10       $ --       $ 4,911
State and political subdivisions                     6,720         602          8         7,314
Mortgage-backed debt securities                     26,250         251        764        25,737
- - --------------------------------------------------------------------------------------------------
                                                   $37,871        $863       $772       $37,962
==================================================================================================

The amortized cost and estimated fair value of securities classified as available-for-sale at March 31, 1996 are as follows:

Available-for-sale portfolio
- - --------------------------------------------------------------------------------------------------
                                                                  Gross       Gross     Estimated
                                                   Amortized    Unrealized  Unrealized    Fair
March 31, 1996                                       Cost         Gains       Losses     Value
- - --------------------------------------------------------------------------------------------------

                                                               (dollars in thousands)
U.S. Treasury and other U.S.
    government agencies and corporations           $ 14,370       $    9     $  275     $ 14,104
State and political subdivisions                        600            2         --          602
Mortgage-backed debt securities                      82,620          909      1,029       82,500
Equity securities                                    10,682          347         --       11,029
- - --------------------------------------------------------------------------------------------------
                                                   $108,272       $1,267     $1,304     $108,235
==================================================================================================


The gross realized gains on securities sold from the available-for-sale portfolio for the first quarter of 1996 and 1995 are $72,000 and $17,000, respectively. The gross realized losses on securities sold from the available-for-sale portfolio for the same periods are $7,000 and $3,000, respectively.

The  amortized  cost and  estimated  fair  value  of  securities  classified  as
held-to-maturity  and   available-for-sale  at  March  31,  1996  summarized  by
contractual maturity, are as follows:

                                                 Held-to-maturity         Available-for-sale
- - ----------------------------------------------------------------------------------------------
                                                             Estimated              Estimated
                                               Amortized        Fair     Amortized     Fair
                                                  Cost         Value        Cost      Value
- - ----------------------------------------------------------------------------------------------
                                                               (dollars in thousands)

Due in one year or less                         $ 4,361       $ 4,426    $  3,601    $  3,600
Due after one through five years                  4,528         4,730      10,369      10,140
Due after five through ten years                  2,379         2,713       1,000         966
Due after ten years                                 353           356          --          --
Mortgage-backed debt securities                  26,250        25,737      82,620      82,500
Equity securities                                    --            --      10,682      11,029
- - ----------------------------------------------------------------------------------------------
                                                $37,871       $37,962    $108,272    $108,235
==============================================================================================


Actual maturities may differ from the contractual maturities reflected in the preceding table because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities have no stated maturity and primarily reflect investments in various
Pass-through and Participation Certificates issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, respectively. Repayment of mortgage-backed securities is dependent on the contractual repayment terms of the underlying mortgages collateralizing these obligations and the current level of interest rates.

The amortized cost and estimated fair value of securities classified as held-to-maturity at December 31, 1995 are as follows:


Held-to-maturity portfolio
- - -----------------------------------------------------------------------------------------------
                                                                Gross       Gross     Estimated
                                                 Amortized    Unrealized  Unrealized     Fair
December 31, 1995                                   Cost        Gains       Losses      Value
- - -----------------------------------------------------------------------------------------------
                                                               (dollars in thousands)


U.S. Treasury and other U.S.
    government agencies and corporations         $14,507      $   37       $137       $14,407
State and political subdivisions                   8,329         681         --         9,010
Mortgage-backed debt securities                   35,675         510        410        35,775
- - -----------------------------------------------------------------------------------------------
                                                 $58,511      $1,228       $547       $59,192
===============================================================================================

The amortized cost and estimated fair value of securities classified as available-for-sale at December 31, 1995 are as follows:

Available-for-sale portfolio
- - -----------------------------------------------------------------------------------------------
                                                                Gross       Gross     Estimated
                                                 Amortized    Unrealized  Unrealized     Fair
December 31, 1995                                   Cost        Gains       Losses      Value
- - -----------------------------------------------------------------------------------------------
                                                               (dollars in thousands)
U.S. Treasury and other U.S.
    government agencies and corporations         $12,423      $   53       $116       $12,360
State and political subdivisions                     600           5         --           605
Mortgage-backed debt securities                   62,991       1,046        407        63,630
Equity securities                                  7,135         257         --         7,392
- - ----------------------------------------------------------------------------------------------
                                                 $83,149      $1,361       $523       $83,987
==============================================================================================

Note 4 - Long-Term Debt: The Company has a secured lending arrangement, with a regional national bank, which financed the cost of its new corporate headquarters facility in Frederick, Maryland (the "Facility"). Pursuant to the terms of this arrangement, the Company will borrow $6.55 million. The Loan is secured by a first lien security interest on the Facility's land, improvements and fixtures and equipment. The principal amount of the loan will be amortized with monthly payments over a 15 year term commencing on the earlier of the first day of the first month following the completion of the Facility, or November 1, 1996. Any remaining unpaid balance on May 1, 2002 is due in full. The loan bears interest at a fluctuating rate equal to the daily London Interbank Offering Rate for one-month U.S. Dollar deposits (LIBOR), plus 1.35 percent, subject to a limited upward adjustment if certain performance ratios are not maintained. The outstanding balance as of March 31, 1996 was $6.18 million, bearing interest at a rate of 6.79%. The interest paid on this loan totaled $54,000 during 1996 and was capitalized as part of the cost of the Facility. The balance as of March 31, 1995 was $1.0 million and consisted of an advance from the Federal Home Loan Bank of Atlanta and was due in November 1997.

Assuming the total amount borrowed is $6,545,000, payments begin in June 1996, and using the current interest rate of 6.79%, principal payments for the next five years will be as follows:

- - --------------------------------------------------------------------------------
        Years ending December 31,                      (dollars in thousands)
                 1996                                          $   150
                 1997                                              271
                 1998                                              290
                 1999                                              310
                 2000                                              332
                 Later years                                     5,192
- - --------------------------------------------------------------------------------
                                                                $6,545
================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview
- - --------

    On January 26, 1996, FCNB Corp (the "Company") consummated its merger of Laurel Bancorp, Inc. ("Laurel"), the holding company for Laurel Federal Savings Bank, Laurel, Maryland, with and into the Company. As a result of the merger, each share of the outstanding common stock, $0.01 par value of Laurel, was converted into 0.7656 shares of the common stock, $1.00 par value, of the Company, resulting in the issuance of approximately 1,320,900 shares of the Company's common stock. As a result of the merger transaction, Laurel Federal Savings Bank was merged with and into Elkridge Bank and the branch of Laurel Federal Savings Bank in Monrovia, Maryland was transferred to FCNB Bank.

    The following discussion and related financial data for the Company has been restated to recognize the January 26, 1996 acquisition of Laurel which was accounted for as a pooling of interests. This discussion provides an overview of the financial condition and results of operations of the Company and its wholly-owned subsidiaries, which is presented on a consolidated basis. The principal subsidiaries of the Company are FCNB Bank and Elkridge Bank. Since the merger transaction with Laurel has been accounted for as a pooling of interests, the financial information has been combined for the two companies. For the first quarter of 1996, the Company recorded a loss of ($809,000) but recorded net income of $2.08 million before specific one-time merger related costs compared to net income of $1.68 million for the same period in 1995.

    Throughout the discussion on the financial performance of the Company for the periods ended March 31, 1996 and 1995, the yield on interest-earning assets, the net interest spread, the net interest margin, the risk-based capital ratios, and the leverage ratio, exclude the effects of the adoption of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." However, the return on average assets and the return on average equity include the effects of this pronouncement.

    Return on average assets and return on average equity are key measures of earnings performance. Return on average assets measures the ability of a bank to utilize its assets in generating income. Return on average assets for the three months ended March 31, 1996 was (0.49)% (annualized), but was 1.27% (annualized) before specific one-time merger related costs compared to 1.08% (annualized) for the same period in 1995. Return on average stockholders' equity, which measures the income earned on the capital invested, for the quarter ended March 31, 1996 was (4.94)% (annualized), but was 12.68% (annualized) before specific one-time merger related costs compared to 11.34% (annualized) for the three months ended March 31, 1995.

    On December 22, 1995, the Company entered into an Agreement and Plan of Merger to acquire all of the common stock of Harbor Investment Corporation ("Harbor"), the parent company of Odenton Federal Savings and Loan Association ("Odenton"), Odenton, Maryland. At March 31, 1996, Harbor had total assets and stockholders' equity of approximately $35 million and $4 million, respectively. On April 30, 1996, this transaction was consummated and the stockholders of Harbor were paid approximately $6.72 million.

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

Net Interest Income
- - -------------------

    Net interest income represents the Company's gross profit from lending and investment activities, and is the most significant component of the Company's earnings. Net interest income is the difference between interest and related fee income on earning assets (primarily loans and investment securities) and the cost of funds (primarily deposits and short-term borrowings) supporting them. To facilitate the analysis of the table on page 17, net interest income is presented on a taxable equivalent basis to adjust for the tax-exempt status of certain loans and investment securities. This adjustment, based on the statutory federal income tax rate of 34%, increases the tax-exempt income to an amount representing an estimate of what would have been earned if that income were fully taxable.

    Taxable equivalent net interest income for the first three months of 1996 totaled $7.09 million, decreasing 0.3% from the $7.11 million recorded for the same period in 1995. The Company's average interest-earning assets increased 3.4% to $608.11 million from March 31, 1995. This increase was primarily funded with a 4.2% increase in the Company's average interest-bearing liabilities, and a 5.2% increase in its average noninterest-bearing deposits for the same period.

    The Company's net interest margin (taxable equivalent net interest income as a percent of average interest-earning assets) was 4.66% and 4.84% in the first quarter of 1996 and 1995, respectively. The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest-bearing liabilities. This spread decreased by 17 basis points when compared to the same period in the prior year. This was caused principally by an increase in rates paid on interest-bearing liabilities combined with a decrease in the yield earned on the Company's investments, which was greater than the increase in the yield earned on the loan portfolio. The yield on earning assets decreased 1 basis point to 8.43%, while the rates paid on interest-bearing liabilities increased by 16 basis points to 4.38%.

    The rate of interest earned on interest-earning assets and the rate paid on interest-bearing liabilities, while significantly affected by the actions taken by the Federal Reserve to control economic growth, are influenced by competitive factors within the Company's market. Competitive pressures during late 1995 and early 1996 for both loans and the funding sources needed to satisfy loan demand within the Company's market area caused its net interest spread to narrow. The management of the Company feels that the competitive pressures in this market will cause the net interest spread to continue to be under pressure during 1996. Therefore, the Company is currently pursuing operating efficiencies through improved technology and is adding new products and services in an effort to enhance its level of noninterest income. There can be no assurance that these benefits will be realized.

    Management of the Company employs extensive computer simulations to model the impact of rising and falling interest rates. These simulations are based on numerous assumptions management determines from their strategic planning process and are run on a monthly basis using a shock analysis technique to determine the effects on the Company's net income assuming an immediate increase or decrease in interest rates. The Company has an interest rate risk management policy that limits the amount of deterioration in net income, associated with an assumed interest rate shock of +/- 100 and +/- 200 basis point change in interest rates, to no more than 10% and 20% of net income, respectively.


Noninterest Income
- - ------------------

    Noninterest income increased $276,000 (37.4%) for the three months ended March 31, 1996, when compared to the same period in 1995. This increase was primarily attributable to the increase in service fee income of $128,000 which was due to an increase in the volume of deposit accounts maintained. The gains recognized on sales of loans into the secondary mortgage market in 1996 totalled $89,000 compared to the $37,000 recognized during 1995. Security gains increased in 1996 to $65,000 from the $14,000 realized in 1995. The other operating income increased by $45,000, principally due to increases in servicing fees recognized on loans sold into the secondary mortgage market, on which the Company retains the servicing function.

    The Company is adding new products and services to enhance its level of noninterest income in an effort to mitigate the effect of its decreasing net interest spread. Some of these products are fee-based and, accordingly, the income from these products is less sensitive to fluctuations in the level of interest rates. The Company has an arrangement with Liberty Securities Corp, a third party provider of mutual funds and annuities, to offer these products to its customers. The arrangement will enable the Company in future years to earn commissions on the sale of mutual funds and annuities whiling providing customers access to alternative investment products. Additionally, revenue from service charges on deposit accounts will continue to increase as the volume of accounts maintained expands.

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

Noninterest Expenses
- - --------------------

    Noninterest expenses, excluding merger related expenses, increased $254,000 (5.1%) for the first three months of 1996, when compared to the first three months of 1995.

    A portion of this increase is attributable to the additional overhead costs associated with operating the new Brunswick branch opened in April 1995. Total salaries and employee benefits increased $147,000 (5.5%) over the first three months of 1995, which was primarily attributable to an increase in salary expenses of $140,000 and payroll taxes. This change reflects the increase in the current year's average number of full-time equivalent employees. During the first three months of 1996, the Company employed 326 average full-time equivalent employees, an increase of 4 people over the same period in 1995.

    Occupancy expenses increased $199,000 (49.4%) while equipment expenses increased only $7,000 (1.9%) over the first three months of 1995. The increase in occupancy expenses is primarily associated with the increased costs of maintaining the new corporate headquarters facility. These costs include additional depreciation, utility expenses and real estate taxes. The increase in equipment expenses is considered to be within normal limits.

    Other operating expenses decreased $99,000 (6.5%) compared to the first quarter of 1995. The primary reason for the decrease was associated with the reduced FDIC insurance premiums.

Income Taxes
- - ------------

    The Company's effective tax rates for the first three months of 1996 and 1995 were 159.1% and 33.3%, respectively. The effective tax rate for 1996 is considerably higher than the effective tax rate experienced in 1995 due to the nondeductibility of several of the merger related costs. Also, included in the income tax expense for 1996 is the deferred income tax effect of pre-1988 thrift reserves for credit losses. If these items are excluded from the income tax expense calculation the effective tax rate is 36.0%. The Company's income tax expense also differs from the amount computed at statutory rates primarily due to tax-exempt interest from certain loans and investment securities.

Allowance for Credit Losses and Problem Assets
- - ----------------------------------------------

    The Company follows the guidance of Statement of Financial Accounting Standards No. 114 (SFAS 114), "Accounting by Creditors for Impairment of a Loan" as amended by Statement No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." It requires that impaired loans within its scope be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Since the Company's allowance for credit losses was considered adequate when this Statement was adopted, the impact to the financial condition and results of operations was not material.

    SFAS 114 excludes smaller balance and homogeneous loans from impairment reporting. Therefore, the Company has designated consumer, credit card and residential mortgage loans to be excluded for this purpose. From the remaining loan portfolio, loans rated as doubtful, or worse, classified as nonaccrual, and troubled debt restructurings are considered to be impaired. Loans are placed on nonaccrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received. Up to this point, slow payment on a loan is considered, by the Company, to only be a minimum delay. The Company has identified commercial real estate and commercial and industrial type loans as the major risk classifications to be used in the application of SFAS 114.

As of March 31, 1996, the Company had impaired loans totaling $3.03 million, for which a specific allowance for credit losses of $690,000 has been provided and other impaired loans of $512,000 for which no specific allowance for credit losses is required. The average balance of these loans amounted to approximately $3.56 million. Cash receipts on impaired loans applied to reduce the principal balance and cash receipts recognized as interest income were $48,000 and $15,000, respectively. In addition, at March 31, 1996, the Company had other nonaccrual loans of approximately $756,000 for which impairment had not been recognized. If interest on these other nonaccrual loans had been recognized at the original interest rates, interest income would have increased approximately $36,000.

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

    The allowance for credit losses was $5.25 million, or 1.20% of total loans, net of unearned income, at March 31, 1996, compared to $4.79 million, or 1.15% as of March 31, 1995, and $5.24 million, or 1.19% as of December 31, 1995. The allowance for credit losses to nonperforming loans was 113.5%, 108.5% and 197.5% as of March 31, 1996, March 31, 1995 and December 31, 1995, respectively.

    Total nonperforming assets as of March 31, 1996 were $8.19 million, a $3.28 million increase from the level of nonperforming assets as of March 31, 1995, and a $1.89 million increase from the level as of December 31, 1995. Total nonperforming assets as of March 31, 1996, including properties acquired through foreclosure, represent 1.22% of total assets, compared to .98% and .74% as of March 31, 1995 and December 31, 1995, respectively.

    Nonperforming assets at March 31, 1996 included $4.29 million of nonaccrual loans, $334,000 of loans past due 90 days or more, $1.79 million of foreclosed commercial properties, $539,000 of foreclosed residential properties and $1.24 million for the Company's vacated Operations Center transferred to other real estate owned.


Allowance for Credit Losses
- - ---------------------------------------------------------------------------------------
                                                    Three months
                                                       ended           Year ended
(Dollars in thousands)                             March 31, 1996    December 31, 1995
- - ---------------------------------------------------------------------------------------
Average total loans outstanding during period        $439,557            $423,722
=======================================================================================
Allowance at beginning of year                         $5,242              $4,691
- - ---------------------------------------------------------------------------------------
Charge-offs:
 Real estate - construction                                --                  --
 Real estate - mortgage                                    --                  22
 Commercial and agricultural                              332                  19
 Consumer                                                  50                 168
- - ---------------------------------------------------------------------------------------
    Total charge-offs                                     382                 209
- - ---------------------------------------------------------------------------------------
Recoveries:
 Real estate - construction                                --                  --
 Real estate - mortgage                                    --                   1
 Commercial and agricultural                               13                  --
 Consumer                                                   9                  49
- - ---------------------------------------------------------------------------------------
    Total recoveries                                       22                  50
- - ---------------------------------------------------------------------------------------
Net charge-offs                                           360                 159
- - ---------------------------------------------------------------------------------------
Additions to Allowance charged to operating expenses       72                 710
- - ---------------------------------------------------------------------------------------
Transfer of Allowance associated with foreclosed
 properties reclassified under SFAS 114                   298                  --
- - ---------------------------------------------------------------------------------------
Allowance at end of period                             $5,252              $5,242
=======================================================================================
Ratio of net charge-offs to average total loans          0.08%               0.04%
=======================================================================================


Allocation of Allowance for Credit Losses
- - -------------------------------------------------------------------------------
(Dollars in thousands)          March 31, 1996            December 31, 1995
                                           (1)                       (1)
- - -------------------------------------------------------------------------------
Real estate - construction      $  230      9%            $  806      9%
Real estate - mortgage           3,178     68              2,406     68
Commercial and agricultural        931     11              1,129     11
Consumer                           414     12                476     12
Unallocated                        499     --                425     --
- - -------------------------------------------------------------------------------
Total Allowance                 $5,252    100%            $5,242    100%
===============================================================================
(1) Percent of loans in each category to total loans, net of unearned income.

    The Company makes real estate-construction, real estate-mortgage, commercial and agricultural, and consumer loans. The real estate-construction loans are generally secured by the construction project and have a term of one year or less. The real estate-mortgage loans are generally secured by the property with a maximum loan to value ratio of 75% and a term of one to seven years. The commercial and agricultural loans consist of secured and unsecured loans. The unsecured commercial loans are made based on the financial strength of the borrower and usually require personal guarantees from the principals of the business. The collateral for the secured commercial loans may be equipment, accounts receivable, marketable securities or deposits in the subsidiary banks of the Company. These loans have a maximum loan to value ratio of 75% and a term of one to five years. The consumer loan category consists of secured and unsecured loans. The unsecured consumer loans are made on the financial strength of the individual borrower. The collateral for the secured consumer loans may be marketable securities, automobile, recreational vehicles or deposits in the subsidiary banks of the Company. The usual term for these loans is three to five years.

    As of March 31, 1996, the Company had loans totaling $21.65 million that were current but as to which there are concerns as to the ability of the borrowers to comply with present loan repayment terms. While management of the Company does not anticipate any loss not previously provided for on these loans, changes in the financial condition of these borrowers may necessitate future modifications in their loan repayment terms.

    At March 31, 1996, the Company had no concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

    There were no other interest-bearing assets at March 31, 1996, classifiable as nonaccrual, past due, restructured or problem assets.

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differentials

    The  following   table  shows  average   balances  of  asset  and  liability
categories, interest income and paid, and average yields and rates for the periods indicated:

                                                      Three months ended
                                                          March 31,
                                  ------------------------------------------------------
                                              1996                   1995
                                   Average  Interest   Average   Average  Interest  Average
                                   daily    income(1)/  yield/    daily  income(1)/ yield/
                                  balance    paid        rate    balance    paid    rate
                                               (dollars in thousands)
Assets
Interest-earning assets:
  Interest-bearing deposits      $  3,461  $     57   6.59%    $  4,361  $   79     7.25%
- - -----------------------------------------------------------------------------------------
  Federal funds sold               21,334       280   5.25        4,970      75     6.04
- - ----------------------------------------------------------------------------------------
  Loans held for sale               3,719        66   7.10          711      16     9.00
- - ----------------------------------------------------------------------------------------
  Investment securities:
   Taxable                        132,049     2,150   6.51      159,424   2,664     6.68
   Tax exempt                       7,891       226  11.44       16,850     545    12.94
- - ----------------------------------------------------------------------------------------
 Total Investment Securities      139,940     2,376   6.79      176,274   3,209     7.28
- - ----------------------------------------------------------------------------------------
  Loans 2                         439,557    10,042   9.14      401,941   9,028    8.98
- - ----------------------------------------------------------------------------------------
Total interest-earning assets     608,011    12,821   8.43      588,257  12,407    8.44
Noninterest-earning assets         47,329                        36,000
Net effect of SFAS 115                502                        (1,590)
- - -----------------------------------------------------------------------------------------
      Total assets               $655,842                      $622,667
=========================================================================================
Liabilities and Stockholders' Equity

Interest-bearing liabilities:
  Interest-bearing deposits      $467,693   $ 4,950   4.23%    $435,398 $ 4,312    3.96%
  Long-term debt 3                  5,833        66   4.53        7,000     116    6.63
  Short-term borrowings            49,685       716   5.76       59,558     866    5.82
- - ----------------------------------------------------------------------------------------
Total interest-bearing
 liabilities                      523,211     5,732   4.38      501,956   5,294    4.22
- - ----------------------------------------------------------------------------------------
Noninterest-bearing deposits       60,328                        57,330
Noninterest-bearing liabilities     6,797                         4,096
- - ----------------------------------------------------------------------------------------
      Total liabilities           590,336                       563,382
- - ----------------------------------------------------------------------------------------
Stockholders' equity               65,004                        60,875
Net effect of unrealized
 gain (loss) on securities            502                        (1,590)
- - ----------------------------------------------------------------------------------------
      Total Stockholders' equity   65,506                        59,285
- - ----------------------------------------------------------------------------------------
      Total liabilities and
        stockholders' equity     $655,842                      $622,667
========================================================================================
Net interest income                          $7,089                      $7,113
========================================================================================
  Net interest spread                                 4.05%                        4.22%
========================================================================================
  Net interest margin                                 4.66%                        4.84%
========================================================================================

1 Taxable equivalent adjustments of $77,000 for 1996 and $185,000 for 1995 are included in the interest income for total interest-earning assets. The statement of income for the three month period ended March 31, 1996 includes the results of operations for Laurel for the four month period from December 1, 1995 to January 26, 1996. To facilitate the analysis on this table, the effects of interest income and interest expense in the amounts of $755,000 and $358,000, respectively, for Laurel during the month of December 1995 have been eliminated from the above analysis.

2 Nonaccruing loans, which include impaired loans, are included in the average balances. Net loan fees included in interest income totaled $283,000 in 1996 and $235,000 in 1995.

3 The interest paid in 1996 includes $96,000 of capitalized construction period interest.


        Capital Resources
        -----------------

    The following table shows the risk-based capital and the leverage ratios for the Company as of March 31, 1996:


                 Risk-based capital ratios
             --------------------------------
                 Tier 1          Total capital     Leverage ratio
             -------------     ----------------    ---------------


Actual            13.75%             14.88%              9.56%
Minimum            4.00               8.00               3.00
- - ------------------------------------------------------------------------
Excess             9.75%              6.88%              6.56%
========================================================================

Recent developments
- - -------------------

  There are currently being discussed certain proposals relating to the reform or restructuring of the deposit insurance fund system. Currently, there are two deposit insurance funds maintained by the FDIC, the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"). Deposits of SAIF insured institutions assumed by BIF insured banks (plus the deemed growth in such deposits) continue to be treated as SAIF insured deposits, unless "entrance and exit fees" amounting to approximately 1.79% of the assumed deposits are paid. The designation of deposits as "BIF insured" or "SAIF insured" determines the level of the deposit insurance premiums paid by an institution, and the allocation of such premiums between BIF and SAIF. As of March 31, 1996, the Company had approximately $117.00 million in deposits designated as SAIF insured, out of $537.05 million in total deposits. Deposit premium assessments for the Company's BIF insured deposits are .00%. SAIF deposit insurance premiums are currently .23% and will remain at this level until SAIF meets the mandated level of 1.25% of insured deposits. Among the proposals to recapitalize SAIF and allow the equalization at the lower BIF premium levels is one which would impose a one-time assessment of .85% to .90% of SAIF insured deposits on all institutions holding SAIF insured deposits. If a one-time assessment of .85% of SAIF insured deposits were imposed on the Company as of March 31, 1996, and the assessment were imposed utilizing the same formula for calculating the level of the SAIF insured deposit base as that currently utilized for allocating premiums between BIF and SAIF, then the Company would be required to pay approximately $997,000 in connection with the assessment without reduction for the effect of income taxes. With the acquisition of Harbor which was consummated subsequent to March 31, 1996, the Company acquired an additional $30.00 million in SAIF insured deposits, and its one-time assessment increased by approximately $255,000. There can be no assurance as to the enactment of any of the current proposals, the form of any such proposals, the amount, tax treatment or timing of any one-time assessment, or the means used to calculate the deposit base subject to any such assessment.

PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K.


      (a)  Exhibits

             No. 11 Statement Regarding Computation of Per Share Earnings

      (b) A Report on Form 8-K Item 5. Other Events. was filed on January 10, 1996 for the event dated December 22, 1995. This filing was to report the announcement of the Agreement and Plan of Merger of the Company to acquire all of the capital stock of Harbor Investment Corporation ("Harbor"), the parent company of Odenton Federal Savings and Loan Association ("Odenton"), Odenton, Maryland. Pursuant to the terms of the agreement each share of Harbor common stock will be acquired for cash in the amount of $69.08 per share, and the aggregate consideration shall not exceed $6,721,484. Point of information: This transaction was closed on April 30, 1996.

             A Report on Form 8-K Item 5. Other Events. was filed on February 7, 1996 for the event dated January 26, 1996. This filing was to report the consummation of the previously announced merger of Laurel Bancorp, Inc. ("Laurel"), the holding company of Laurel Federal Savings Bank, Laurel, Maryland, with and into the Company, and the merger of Laurel Federal Savings Bank with and into the Company's wholly owned subsidiary, Elkridge Bank, Elkridge, Maryland.

             A Report on Form 8-K Item 5. Other Events. was filed on March 25, 1996 for the event dated February 29, 1996. This filing was to report the results of operations for the one and two month periods ended February 29, 1996, pursuant to the consummation of the merger of Laurel Bancorp, Inc. with and into the Company which was accounted for as a pooling of interests. This filing included the Unaudited Consolidated Balance Sheet as of February 29, 1996 and the Unaudited Consolidated Statements of Income for the one and two months periods ended February 29, 1996.

             A Report on Form 8-K Item 5. Other Events. was filed on April 1, 1996 for the event dated March 29, 1996. This filing was to report the Company's announcement of its new stock repurchase program. Pursuant to the stock repurchase program, the Company may repurchase up to 80,000 shares of the Company's common stock, $1.00 par value, in open market transactions over the next two years and up to an aggregate of 200,000 shares of common stock over the next five years, with an aggregate maximum expenditure of approximately $4,000,000. Repurchases will be made in open market transactions, from time to time, in the discretion of management, based upon market, business, legal, regulatory, accounting and other factors, commencing on or after April 1, 1996. There is no minimum number of shares which the Company is obligated to repurchase.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            FCNB CORP
                                           (Registrant)




 May 10, 1996                      BY:/s/A. Patrick Linton
                                      --------------------
                                    A. Patrick Linton, President,
                                    Chief Executive Officer and
                                    Director



 May 10, 1996                      BY:/s/Mark A. Severson
                                     Mark A. Severson, Senior Vice
                                     President and Treasurer