Form 10-Q
period 1996-06-30
FCNB CORP
filed 1996-08-13
CIK 803644

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For Quarter Ended                Commission file number
                   June 30, 1996                       0-15645

                                    FCNB Corp
             (Exact name of registrant as specified in its charter)

                MARYLAND                                    52-1479635
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                   Identification No.)

       7200 FCNB Court, Frederick, Maryland                   21703
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

                                  Yes  X     No
                                      ---         ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $1 par value per share, 5,380,779 shares outstanding as of June 30, 1996.

PART I FINANCIAL INFORMATION    Item 1. Financial Statements
FCNB Corp and Subsidiaries                                                                                    (Restated
Consolidated Balance Sheets  (Note 2)                                              (Unaudited)                 Unaudited)
(Dollars in thousands, except per share amounts)                                  June 30, 1996            December 31, 1995
- ---------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                             $ 24,052                    $ 24,085
Interest-bearing deposits in other banks                                               1,229                       2,261
Federal funds sold                                                                    16,315                      20,017
- ---------------------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents                                                        41,596                      46,363
- ---------------------------------------------------------------------------------------------------------------------------
Loans held for sale                                                                    2,371                       2,362
- ---------------------------------------------------------------------------------------------------------------------------
Investment securities held to maturity at amortized cost-
   fair value of $38,839 in 1996 and
   $59,192 in 1995                                                                    39,422                      58,511
- ---------------------------------------------------------------------------------------------------------------------------
Investment securities available for sale -
   at fair value                                                                     128,911                      83,987
- ---------------------------------------------------------------------------------------------------------------------------
Loans                                                                                469,842                     440,881
Less:  Allowance for credit losses                                                    (5,450)                     (5,242)
        Unearned income                                                                 (564)                     (1,087)
- ---------------------------------------------------------------------------------------------------------------------------
     Net loans                                                                       463,828                     434,552
- ---------------------------------------------------------------------------------------------------------------------------
Bank premises and equipment                                                           22,007                      19,997
- ---------------------------------------------------------------------------------------------------------------------------
Other assets                                                                          19,612                      15,212
- ---------------------------------------------------------------------------------------------------------------------------
     Total assets                                                                   $717,747                    $660,984
===========================================================================================================================
Liabilities and Stockholders' Equity
LIABILITIES
Deposits:
  Noninterest-bearing deposits                                                      $ 68,856                    $ 66,558
  Interest-bearing deposits                                                          499,965                     463,430
- ---------------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                  568,821                     529,988
- ---------------------------------------------------------------------------------------------------------------------------
Short-term borrowings:
  Federal funds purchased and securities
    sold under agreements to repurchase                                               18,781                      21,043
  Other short-term borrowings                                                         53,797                      32,837
Long-term debt                                                                         6,180                       5,680
Accrued interest and other liabilities                                                 5,067                       5,217
- ---------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                               652,646                     594,765
- ---------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, per share par value $1.00;
  1,000,000 shares authorized; none outstanding                                           --                          --
Common stock, per share par value $1.00;
  20,000,000 shares authorized; 5,380,779
  shares issued and outstanding in 1996
  and 5,298,361 in 1995                                                                5,381                       5,298
Surplus                                                                               26,890                      26,734
Retained earnings                                                                     33,277                      33,657
Net unrealized gain (loss) on securities
  available for sale                                                                    (447)                        530
- ---------------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                       65,101                      66,219
- ---------------------------------------------------------------------------------------------------------------------------
     Total liabilities and stockholders'
          equity                                                                    $717,747                    $660,984
===========================================================================================================================

FCNB Corp and Subsidiaries
Consolidated Statements of Income (Unaudited) (Note 2)
For the Three and Six Months Ended June 30, 1996 and 1995
(Dollars in thousands, except per share amounts)
- ---------------------------------------------------------------------------------------------------------------------------

                                                                 For Three Months                 For Six Months
                                                                 Ended June 30,                   Ended June 30,
                                                            1996              1995            1996            1995
- ---------------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                              $10,404          $  9,799        $21,173         $18,843
  Interest and dividends on investments:
    Taxable                                                 2,187             2,456          4,291           5,050
    Tax exempt                                                135               348            284             708
    Dividends                                                 138                66            258             136
  Interest on federal funds                                   180                95            460             170
  Other interest income                                        35               130            112             209
- ---------------------------------------------------------------------------------------------------------------------------
Total interest income                                      13,079            12,894         26,578          25,116
- ---------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest on deposits                                      4,945             5,007         10,170           9,319
  Interest on federal funds purchased and
    securities sold under agreements to
    repurchase                                                217               302            507             548
  Interest on long-term debt                                  128                99            146             215
  Interest on other short-term borrowings                     580               589          1,041           1,209
- ---------------------------------------------------------------------------------------------------------------------------
Total interest expense(1)                                   5,870             5,997         11,864          11,291
- ---------------------------------------------------------------------------------------------------------------------------
Net interest income                                         7,209             6,897         14,714          13,825
Provision for credit losses                                    72               112            144             255
- ---------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
 for credit losses                                          7,137             6,785         14,570          13,570
- ---------------------------------------------------------------------------------------------------------------------------
Noninterest income:
  Service fees                                                610               597          1,176           1,035
  Net securities gains                                         96                42            161              56
  Gain on sale of loans                                       133                31            222              68
  Other operating income                                      336               350            629             598
- ---------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                    1,175             1,020          2,188           1,757
- ---------------------------------------------------------------------------------------------------------------------------
Noninterest expenses:
  Salaries and employee benefits                            2,838             2,761          5,659           5,435
  Occupancy expenses                                          643               421          1,245             824
  Equipment expenses                                          432               329            800             690
  Merger related expenses                                      26                79          1,900             131
  Other operating expenses                                  1,518             1,628          2,931           3,140
- ---------------------------------------------------------------------------------------------------------------------------
Total noninterest expenses                                  5,457             5,218         12,535          10,220
- ---------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                    2,855             2,587          4,223           5,107
- ---------------------------------------------------------------------------------------------------------------------------
Provision for income taxes:
  Income tax expense                                        1,002               869          1,578           1,708
  Deferred income tax effect of pre-1988 thrift
    reserve for credit losses                                  --                --          1,601              --
- ---------------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                  1,002               869          3,179           1,708
- ---------------------------------------------------------------------------------------------------------------------------
Net income                                                 $1,853            $1,718         $1,044          $3,399
- ---------------------------------------------------------------------------------------------------------------------------
Net income per share                                        $0.34             $0.32          $0.19           $0.63
===========================================================================================================================
Dividends declared per share                                $0.14             $0.12          $0.26           $0.32
===========================================================================================================================
Weighted average number
 of shares outstanding                                  5,387,854         5,360,011      5,389,317       5,357,267
===========================================================================================================================

(1) The total interest expense amount has been reduced by $12,000 and $108,000 for the three and six month periods ended June 30, 1996, respectively, while no adjustment was made in 1995. This interest reduction is due to the capitalization of interest on the new corporate headquarters.

                                        3

FCNB Corp and Subsidiaries
Consolidated Statements of Cash Flows  (Note 2)
For the Six Months Ended June 30, 1996 and 1995
(Dollars in thousands)
                                                                                                               (Restated
                                                                                          (Unaudited)          Unaudited)
- ---------------------------------------------------------------------------------------------------------------------------

                                                                                              1996                1995
- ---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                                                                         $ 1,044             $ 3,399
   Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation and amortization                                                         688                 488
         Provision for credit losses                                                           144                 255
         Provision for foreclosed properties                                                    --                  62
         Provision for deferred income taxes (benefits)                                         20                 (73)
         Net premium amortization (discount accretion)
          on investment securities                                                              23                 (50)
         Accretion of net loan origination fees                                               (270)               (138)
         Net securities gains                                                                 (161)                (56)
         Net loss (gain) on disposition of bank
          premises and equipment                                                                10                 (27)
         Net gain on sale of foreclosed properties                                             (19)                 (8)
         (Increase) decrease in other assets                                                (1,846)                 82
         Decrease (increase) in loans held for sale(1)                                          (9)                364
         Decrease in accrued interest and
             other liabilities                                                                (150)               (373)
- ---------------------------------------------------------------------------------------------------------------------------

                 Net cash provided by (used in) operating activities                          (526)              3,925
- ---------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Proceeds from sales of investment securities -
   available for sale                                                                        1,095              18,757
  Proceeds from maturities of investment securities -
   available for sale                                                                        6,622               4,745
  Proceeds from maturities of investment securities -
   held to maturity                                                                          8,984               6,707
  Purchases of investment securities - available for sale                                  (41,433)             (4,466)
  Purchases of investment securities - held to maturity                                     (2,493)             (2,152)
  Net increase in loans                                                                    (29,256)            (40,544)
  Purchases of bank premises and equipment                                                  (3,932)             (3,693)
  Proceeds from dispositions of bank premises and equipment                                     --                 110
  Investment in foreclosed properties                                                         (867)                 --
  Proceeds from dispositions of foreclosed properties                                          193                  --
- ---------------------------------------------------------------------------------------------------------------------------

                 Net cash (used in) investing activities                                   (61,087)            (20,536)
- ---------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Net increase in noninterest-bearing
      deposits, NOW accounts, money market accounts, and
      savings accounts                                                                      13,665              14,784
  Net increase in time deposits                                                             25,168               9,514
  Net increase (decrease) in short-term borrowings                                          18,698              (9,242)
  Proceeds from long-term debt                                                                 500               2,236
  Proceeds from sale of stock                                                                  423                 130
  Repurchase of common stock                                                                  (183)                 --
  Dividend reinvestment plan                                                                    (7)                 (6)
  Dividends paid                                                                            (1,418)             (1,655)
- ---------------------------------------------------------------------------------------------------------------------------

                 Net cash provided by financing activities                                  56,846              15,761
- ---------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                                            (4,767)               (850)
Cash and cash equivalents:
  Beginning of period                                                                       46,363              37,924
- ---------------------------------------------------------------------------------------------------------------------------

  End of period                                                                            $41,596             $37,074
===========================================================================================================================

                                                        (continued)



FCNB Corp and Subsidiaries
Consolidated Statements of Cash Flows  (Note 2)
For the Three Months Ended June 30, 1996 and 1995
(Dollars in thousands)
                                                                                                              (Restated
                                                                                        (Unaudited)           Unaudited)
- ---------------------------------------------------------------------------------------------------------------------------

                                                                                              1996                1995
- ---------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures:
  Interest paid                                                                            $11,742             $11,211
===========================================================================================================================
  Income taxes paid                                                                         $2,892              $1,712
===========================================================================================================================
Supplemental schedule of noncash investing and financing activities:
      Foreclosed properties acquired in settlement of loans                                   $106                 $--
===========================================================================================================================

      Foreclosed properties transferred to loans                                               $--                $253
===========================================================================================================================

      Bank premises transferred to other assets                                             $1,235                 $--
===========================================================================================================================

      Fair value adjustment for securities available for sale,
     net of applicable deferred income tax effects                                           $(977)             $2,064
===========================================================================================================================

(1) Loans held for sale are generally held for periods of ninety days or less.

                                        5

FCNB Corp and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - The accompanying unaudited consolidated financial statements for FCNB Corp (the "Company") have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements have been prepared utilizing the interim basis of reporting and, as such, reflect all adjustments which are normal and recurring in nature and are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. The financial data for the period ended June 30, 1995 contained in these unaudited consolidated financial statements has been restated to include the effects of the pooling-of-interest transaction with Laurel Bancorp, Inc. ("Laurel"), discussed below. The results of operations include the six month periods ended June 30, 1995 for the Company and May 31, 1995 for Laurel. In management's opinion, the one month difference between the period end dates does not cause a material effect on the financial condition or results of operations. The period ended June 30, 1996 includes the results of operations from Laurel for the seven month period December 1, 1995 to June 30, 1996. The net income for Laurel for the month ended December 31, 1995 was $124,000 and is not considered to be a material amount relative to the consolidated net income. The December net income for Laurel is included in the 1996 consolidated financial statements and is not included in the restated 1995 consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

Note 2 - Merger and Acquisitions: On April 30, 1996, the Company consummated its merger of Harbor Investment Corporation ("Harbor"), the holding company for Odenton Federal Savings and Loan Association, Odenton, Maryland, with and into the Company. This transaction included approximately $35.0 million in assets with a purchase price of $6.67 million. This event was accounted for as a purchase and $3.16 million of goodwill was recorded. The Company has decided to amortize the goodwill using the straight-line method over a 25 year period. The Company's results of operations reflect earnings only since the date of the acquisition. The pro forma combined information for the Harbor transaction is disclosed in the table below.

On January 26, 1996, the Company consummated its merger of Laurel Bancorp, Inc., the holding company for Laurel Federal Savings Bank, Laurel, Maryland, with and into the Company. As a result of the merger, each share of the outstanding common stock, $0.01 par value of Laurel, was converted into 0.7656 shares of the common stock, $1.00 par value, of the Company, resulting in the issuance of approximately 1,320,900 shares of the Company's common stock.

The merger transaction with Laurel has been accounted for as a pooling of interests. Therefore, the consolidated balance sheet as of December 31, 1995 and the consolidated statements of income for the three and six month periods ended June 30, 1995 have been restated to reflect this business combination.

The combined and separate results of operations for Laurel and the Company preceding the consummation of the Laurel merger and the pro forma combined information related to the Harbor merger are as follows:

                                                                                                        Pro forma
For the Three Months Ended June 30, 1996               Laurel        FCNB      Combined       Harbor     Combined
- ----------------------------------------               ------        ----      --------       ------     --------
Total income                                           $1,510      $12,744      $14,254         $259      $14,513
Net income                                                261        1,592        1,853           22        1,875
Net income per share                                                  0.34         0.34                      0.35

                                                                                                        Pro forma
For the Six Months Ended June 30, 1996                 Laurel        FCNB      Combined       Harbor     Combined
- --------------------------------------                 ------        ----      --------       ------     --------
Total income                                           $1,510      $27,256      $28,766       $1,037      $29,803
Net income                                                261          783        1,044           89        1,133
Net income per share                                                  0.19         0.19                      0.21









                                                                                                        Pro forma
For the Three Months Ended June 30, 1995               Laurel        FCNB      Combined       Harbor     Combined
- ----------------------------------------               ------        ----      --------       ------     --------
Total income                                           $2,381      $11,533      $13,914         $712      $14,626
Net income                                                367        1,351        1,718            9        1,727
Net income per share                                                  0.33         0.32                      0.32

                                                                                                        Pro forma
For the Six Months Ended June 30, 1995                 Laurel        FCNB      Combined       Harbor     Combined
- --------------------------------------                 ------        ----      --------       ------     --------
Total income                                           $4,657      $22,216      $26,873       $1,385      $28,258
Net income                                                736        2,663        3,399           99        3,498
Net income per share                                                  0.65         0.63                      0.65


Note 3 - Investments: Using the criteria specified in Statement 115, the Company classifies its investments in debt and equity securities at June 30, 1996 and December 31, 1995 into two categories: held-to-maturity and available-for- sale.

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

As of June 30, 1996, the gross unrealized losses in the Company's investment portfolio were $1.18 million in the held-to-maturity investment portfolio and $1.73 million in the available-for-sale investment portfolio compared to $547,000 and $523,000, respectively, as of December 31, 1995. The increase in the gross unrealized losses in the total investment portfolio is principally the result of an increase in market interest rates during late 1995 and early 1996. Since the Company's held-to-maturity investment portfolio includes fixed rate investment securities that have below current market interest rates, the future operating results of the Company would be negatively impacted in an increasing rate environment. This reduction in net interest income would result when the cost of funding the Company's operations increases, while the income earned on the held-to-maturity portfolio remains constant.

The amortized cost and estimated fair value of securities classified as held-to-maturity at June 30, 1996 are as follows:

Held-to-maturity portfolio
- -------------------------------------------------------------------------------------------------------------------
                                                                            Gross          Gross      Estimated
                                                          Amortized      Unrealized     Unrealized      Fair
June 30,1996                                                Cost           Gains          Losses        Value
- -------------------------------------------------------------------------------------------------------------------
                                                                          (dollars in thousands)
U.S. Treasury and other U.S.
    government agencies and corporations                    $ 7,393           $   3        $    78      $ 7,318
State and political subdivisions                              6,628             485              3        7,110
Mortgage-backed debt securities                              25,401             110          1,100       24,411
- -------------------------------------------------------------------------------------------------------------------
                                                            $39,422            $598         $1,181      $38,839
- -------------------------------------------------------------------------------------------------------------------


The amortized cost and estimated fair value of securities classified as available-for-sale at June 30, 1996 are as follows:

Available-for-sale portfolio
- -------------------------------------------------------------------------------------------------------------------

                                                                            Gross          Gross      Estimated
                                                          Amortized      Unrealized     Unrealized      Fair
June 30,1996                                                Cost           Gains          Losses        Value
- -------------------------------------------------------------------------------------------------------------------
                                                                            (dollars in thousands)
U.S. Treasury and other U.S.
    government agencies and corporations                   $ 26,570          $  146         $  247     $ 26,469
State and political subdivisions                                400               1             --          401
Mortgage-backed debt securities                              87,229             338          1,464       86,103
Corporate bonds                                               3,067              42             --        3,109
Equity securities                                            12,334             515             20       12,829
- -------------------------------------------------------------------------------------------------------------------
                                                           $129,600          $1,042         $1,731     $128,911
===================================================================================================================


The gross realized gains on securities sold from the available-for-sale portfolio for the first six months of 1996 and 1995 are $200,000 and $147,000, respectively. The gross realized losses on securities sold from the available-for-sale portfolio for the same periods are $39,000 and $91,000, respectively.

The  amortized  cost and  estimated  fair  value  of  securities  classified  as
held-to-maturity  and   available-for-sale   at  June  30,  1996  summarized  by
contractual maturity, are as follows:

                                                              Held-to-maturity             Available-for-sale
- -------------------------------------------------------------------------------------------------------------------
                                                                          Estimated                   Estimated
                                                          Amortized         Fair         Amortized      Fair
                                                            Cost            Value          Cost         Value
- -------------------------------------------------------------------------------------------------------------------
                                                                           (dollars in thousands)

Due in one year or less                                     $ 4,348         $ 4,381       $  4,136     $  4,136
Due after one through five years                              6,924           6,999         16,474       16,326
Due after five through ten years                              2,396           2,697          9,427        9,517
Due after ten years                                             353             351             --           --
Mortgage-backed debt securities                              25,401          24,411         87,229       86,103
Equity securities                                                --              --         12,334       12,829
- -------------------------------------------------------------------------------------------------------------------
                                                            $39,422         $38,839       $129,600     $128,911
===================================================================================================================


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

The amortized cost and estimated fair value of securities classified as held-to-maturity at December 31, 1995 are as follows:

Held-to-maturity portfolio
- -------------------------------------------------------------------------------------------------------------------
                                                                         Gross         Gross        Estimated
                                                          Amortized   Unrealized    Unrealized        Fair
                                                            Cost        Gains         Losses          Value
- -------------------------------------------------------------------------------------------------------------------
                                                                        (dollars in thousands)
U.S. Treasury and other U.S.
    government agencies and corporations                    $14,507      $    37          $137        $14,407
State and political subdivisions                              8,329          681            --          9,010
Mortgage-backed debt securities                              35,675          510           410         35,775
- -------------------------------------------------------------------------------------------------------------------
                                                            $58,511       $1,228          $547        $59,192
===================================================================================================================

The amortized cost and estimated fair value of securities classified as available-for-sale at December 31, 1995 are as follows:

Available-for-sale portfolio
- -------------------------------------------------------------------------------------------------------------------

                                                                         Gross         Gross        Estimated
                                                          Amortized   Unrealized    Unrealized        Fair
                                                            Cost        Gains         Losses          Value
- -------------------------------------------------------------------------------------------------------------------
                                                                         (dollars in thousands)
U.S. Treasury and other U.S.
    government agencies and corporations                    $12,423      $    53          $116        $12,360
State and political subdivisions                                600            5            --            605
Mortgage-backed debt securities                              62,991        1,046           407         63,630
Equity securities                                             7,135          257            --          7,392
- -------------------------------------------------------------------------------------------------------------------

                                                            $83,149       $1,361          $523        $83,987
===================================================================================================================


Note 4 - Long-Term Debt: The Company has a secured lending arrangement, with a regional national bank, which financed the cost of its new corporate headquarters facility in Frederick, Maryland (the "Facility"). Pursuant to the terms of this arrangement, the Company will borrow $6.55 million. The loan is secured by a first lien security interest on the Facility's land, improvements and fixtures and equipment. The principal amount of the loan will be amortized with monthly payments over a 15 year term commencing on the earlier of the first day of the first month following the completion of the Facility, or November 1, 1996. Any remaining unpaid balance on May 1, 2002 is due in full. The loan bears interest at a fluctuating rate equal to the daily London Interbank Offering Rate for one-month U.S. Dollar deposits (LIBOR), plus 1.35 percent, subject to a limited upward adjustment if certain performance ratios are not maintained. The outstanding balance as of June 30, 1996 was $6.18 million, bearing interest at a rate of 6.79%. The interest paid on this loan totaled $66,000 during 1996 and was capitalized as part of the cost of the Facility. The balance of long-term debt as of June 30, 1995 consisted of $2.24 million of mortgage debt and $5.00 million of advances from the Federal Home Loan Bank of Atlanta which are due in November 1996 and March 1997.

Assuming the total amount borrowed is $6,545,000, payments begin in July 1996, and using the current interest rate of 6.79%, principal payments for the next five years will be as follows:

- -------------------------------------------------------------------------------------------------------------------
                                                                      Years ending December 31,  (dollars in thousands)
                                                                                 1996                $   128
                                                                                 1997                    269
                                                                                 1998                    288
                                                                                 1999                    308
                                                                                 2000                    330
                                                                          Later years                  5,222
- -------------------------------------------------------------------------------------------------------------------
                                                                                                      $6,545
====================================================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview
- --------

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

   On April 30, 1996, the Company consummated its merger of Harbor Investment Corporation ("Harbor"), the holding company for Odenton Federal Savings and Loan Association, Odenton, Maryland, with and into the

Company. This transaction included approximately $35.0 million in assets with a purchase price of $6.67 million. This transaction was accounted for as a purchase, and $3.16 million of goodwill was recorded. As a result of the merger, Odenton was merged with and into Elkridge Bank. The Company has decided to amortize the goodwill using the straight-line method over a 25 year period. The Company's results of operations reflect earnings only since the date of the acquisition.

   The following discussion and related financial data for the Company has been restated to recognize the January 26, 1996 acquisition of Laurel which was accounted for as a pooling of interests. This discussion provides an overview of the financial condition and results of operations of the Company and its wholly-owned subsidiaries, which is presented on a consolidated basis. The principal subsidiaries of the Company are FCNB Bank and Elkridge Bank. Since the merger transaction with Laurel has been accounted for as a pooling of interests, the financial information has been combined for the two companies. For the first six months, the Company reported earnings of $1.04 million in 1996 and $3.40 million in 1995. However net income before specific one-time merger related costs was $3.94 million in 1996 compared to $3.53 million for the same period in 1995. The Company earned $1.87 million before one-time merger related expenses for the second quarter of 1996 compared to $1.80 million for the same period in 1995. The net income for the second quarter of 1996 was $1.85 million compared to $1.72 million in 1995.

   Throughout the discussion on the financial performance of the Company for the periods ended June 30, 1996 and 1995, the yield on interest-earning assets, the net interest spread, the net interest margin, the risk-based capital ratios, and the leverage ratio, exclude the effects of the adoption of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." However, the return on average assets and the return on average equity include the effects of this pronouncement.

   Return on average assets and return on average equity are key measures of earnings performance. Return on average assets measures the ability of a bank to utilize its assets in generating income. Return on average assets for the six months ended June 30, 1996 was .31% (annualized), and 1.18% (annualized) before specific one-time merger related costs compared to annualized rates of 1.07% and 1.11%, respectively, for the same period in 1995. Return on average stockholders' equity, which measures the income earned on the capital invested, for the six months ended June 30, 1996 was 3.22% (annualized), and 12.15% (annualized) before specific one-time merger related costs compared to annualized rates of 11.22% and 11.66%, respectively for the six months ended June 30, 1995.

   The annualized return on average assets for the second quarter of 1996 before and after one time merger related costs was 1.10% and 1.09%, respectively, compared to 1.14% and 1.06%, respectively, for the same period in 1995. The annualized return on average stockholders' equity before and after one-time merger related costs was 11.62% and 11.38%, respectively, compared to 11.98% and 11.10% , respectively, for the same period in 1995.

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

Net Interest Income
- -------------------

   Net interest income represents the Company's gross profit from lending and investment activities, and is the most significant component of the Company's earnings. Net interest income is the difference between interest and related fee income on earning assets (primarily loans and investment securities) and the cost of funds (primarily deposits and short-term borrowings) supporting them. To facilitate the analysis of net interest income, the table on page 17 is presented on a taxable equivalent basis to adjust for the tax-exempt status of certain loans and investment securities. This adjustment, based on the statutory federal income tax rate of 34%, increases the tax-exempt income to an amount representing an estimate of what would have been earned if that income were fully taxable.

   Taxable equivalent net interest income for the first six months of 1996 totaled $14.35 million, increasing 1.1% from the $14.19 million recorded for the same period in 1995. The Company's average interest-earning assets increased 3.5% to $619.91 million from June 30, 1995. This increase was primarily funded with a 4.5% increase in the Company's average interest-bearing liabilities, and a 9.3% increase in its average noninterest-bearing deposits for the same period.

For the second quarter of 1996, the net interest income totaled $7.27 million, increasing by 2.6% from the $7.08 million realized in the same period in 1995.

   The Company's net interest margin (taxable equivalent net interest income as a percent of average interest-earning assets) was 4.63% and 4.74% for the first half of 1996 and 1995, respectively. The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest-bearing liabilities. This spread decreased by 6 basis points when compared to the same period in the prior year. The yield on earning assets decreased 13 basis points to 8.38%, while the rates paid on interest-bearing liabilities decreased by 7 basis points to 4.35%.

   For the second quarter of 1996, the net interest margin was 4.60% compared to 4.64% in 1995. The spread during the period increased 3 basis points which was principally caused by the decrease in rates paid on interest-bearing liabilities being greater than the decrease in the yields earned on the investment and loan portfolios. The yield on earning assets decreased 26 basis points to 8.33% while the rates paid on interest-bearing liabilities decreased by 29 basis points to 4.32%.

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

Noninterest Income
- ------------------

   Noninterest income increased $431,000 (24.5%) for the six months ended June 30, 1996, when compared to the same period in 1995. This increase was partially attributable to the increase in service fee income of $141,000 which was due to an increase in the volume of deposit accounts maintained. The gains recognized on sales of loans into the secondary mortgage market in 1996 totalled $222,000 compared to the $68,000 recognized during 1995. Security gains increased in 1996 to $161,000 from the $56,000 realized in 1995. The other operating income increased by $31,000, principally due to increases in fees collected for various credit related services.

   For the second quarter of 1996, noninterest income increased by $155,000. This increase was primarily caused by increases in gains from loan sales of $102,000, security gains of $54,000, and service fees of $13,000.

   The Company is adding new products and services to enhance its level of noninterest income in an effort to mitigate the effect of its decreasing net interest spread. Some of these products are fee-based and, accordingly, the income from these products is less sensitive to fluctuations in the level of interest rates. The Company has an arrangement with Liberty Securities Corp, a third party provider of mutual funds and annuities, to offer these products to its customers. The arrangement will enable the Company in future years to earn commissions on the sale of mutual funds and annuities while providing customers access to alternative investment products. Additionally, revenue from service charges on deposit accounts will continue to increase as the volume of accounts maintained expands.

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

Noninterest Expenses
- --------------------

   Noninterest expenses, excluding merger related expenses, increased $546,000 (5.4%) for the first six months of 1996, when compared to the first six months of 1995.

   A portion of this increase is attributable to the additional overhead costs associated with operating the new Brunswick branch opened in April 1995. Total salaries and employee benefits increased $224,000 (4.1%) over the first six months of 1995, which was primarily attributable to an increase in salary expenses of $173,000 and payroll taxes. This change reflects the increase in the current year's average number of full-time equivalent employees. During the first six months of 1996, the Company employed 329 average full-time equivalent employees, an increase of 3 people over the same period in 1995.

   Occupancy expenses increased $421,000 (51.1%) while equipment expenses increased $110,000 (15.9%) over the first six months of 1995. The increase in occupancy and equipment expenses is primarily associated with the increased costs of maintaining the new corporate headquarters facility. These costs include additional depreciation, utility expenses and real estate taxes.

   Other operating expenses decreased $209,000 (6.7%) compared to the first quarter of 1995. The primary reason for the decrease was associated with the reduced FDIC insurance premiums.

   For the second quarter of 1996, salaries and benefits increased $77,000 (2.8%), occupancy expenses increased $222,000 (52.7%), equipment expenses increased $103,000 (31.3%), while other operating expenses decreased $110,000 The increased costs for occupancy and equipment expenses are associated with the new corporate headquarters facility. The reduction in other operating expenses is related to the reduced FDIC insurance charges.

Income Taxes
- ------------

   The Company's effective tax rates for the first half of 1996 and 1995 were 75.3% and 33.4%, respectively. The effective tax rate for 1996 is considerably higher than the effective tax rate experienced in 1995 due to the nondeductibility of certain merger related costs. Also, included in the income tax expense for 1996 is the deferred income tax effect of pre-1988 thrift reserves for credit losses. If these items are excluded from the income tax expense calculation the effective tax rate is 35.6%. The Company's income tax expense also differs from the amount computed at statutory rates primarily due to tax-exempt interest from certain loans and investment securities.

   For the second quarter of 1996 and 1995, the effective tax rates were 35.1% and 33.6%, respectively.

Allowance for Credit Losses and Problem Assets
- ----------------------------------------------

   The Company follows the guidance of Statement of Financial Accounting Standards No. 114 (SFAS 114), "Accounting by Creditors for Impairment of a Loan" as amended by Statement No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." It requires that impaired loans within its scope be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Since the Company's allowance for credit losses was considered adequate when this Statement was adopted, its impact on financial condition and results of operations was not material.

   SFAS 114 excludes smaller balance and homogeneous loans from impairment reporting. Therefore, the Company has designated consumer, credit card and residential mortgage loans to be excluded for this purpose. From the remaining loan portfolio, loans rated as doubtful or worse, classified as nonaccrual, and troubled debt restructurings are considered to be impaired. Loans are placed on nonaccrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received. Up to this point, slow payment on a loan is considered, by the Company, to only be a minimum delay. The Company has identified commercial real estate and commercial and industrial type loans as the major risk classifications to be used in the application of SFAS 114.

As of June 30, 1996, the Company had impaired loans totaling $4.30 million, for which a specific allowance for credit losses of $885,000 has been provided and other impaired loans of $2.50 million for which no specific allowance for credit losses is required. The average balance of these loans amounted to approximately $6.87 million. Cash receipts on impaired loans applied to reduce the principal balance and cash receipts recognized as interest income were $135,000 and $141,000, respectively. In addition, at June 30, 1996, the Company had other nonaccrual loans of approximately $893,000 for which impairment had not been recognized. If interest on these other nonaccrual loans had been recognized at the original interest rates, interest income would have increased approximately $46,000.

   The Company maintains its allowance for credit losses at a level deemed sufficient to provide for estimated potential losses in the credit extension process. Management reviews the adequacy of the allowance each quarter, considering factors such as current and future economic conditions and their anticipated impact on specific borrowers and industry groups, the growth and composition of the loan portfolio, the level of classified and problem assets, historical loss experience, and the collectability of specific loans. Allowances for impaired loans is generally determined based on collateral values or the present value of estimated cash flows.

   The provision for credit losses is charged to income in an amount necessary to maintain the allowance at the level management believes is appropriate.

   The allowance for credit losses was $5.45 million, or 1.16% of total loans, net of unearned income, at June 30, 1996, compared to $4.85 million, or 1.13% as of June 30, 1995, and $5.24 million, or 1.19% as of December 31, 1995. The allowance for credit losses to nonperforming loans was 83.6%, 121.3% and 197.5% as of June 30, 1996, June 30, 1995 and December 31, 1995, respectively.

   Total nonperforming assets as of June 30, 1996 were $10.53 million, a $5.52 million increase from the level of nonperforming assets as of June 30, 1995, and a $6.73 million increase from the level as of December 31, 1995. Total nonperforming assets as of June 30, 1996, including properties acquired through foreclosure, represent 1.62% of total assets, compared to .77% and .74% as of June 30, 1995 and December 31, 1995, respectively.

   Nonperforming assets at June 30, 1996 included $5.42 million of nonaccrual loans, $1.10 million of loans past due 90 days or more, $1.79 million of foreclosed commercial properties, $984,000 of foreclosed residential properties and $1.24 million for the Company's vacated Operations Center transferred to other real estate owned.

 .
Allowance for Credit Losses
- -------------------------------------------------------------------------------------------------------------------

                                                                      Six months
                                                                       ended                  Year ended
                                                                   June 30, 1996            December 31, 1995
- -------------------------------------------------------------------------------------------------------------------
Average total loans outstanding during period                           $448,293               $423,722
- -------------------------------------------------------------------------------------------------------------------
Allowance at beginning of year                                            $5,242                 $4,691
- -------------------------------------------------------------------------------------------------------------------
Charge-offs:
 Real estate - construction-                                                  --                     --
 Real estate - mortgage                                                       --                     22
 Commercial and agricultural                                                 334                     19
 Consumer                                                                    117                    168
- -------------------------------------------------------------------------------------------------------------------
    Total charge-offs                                                        451                    209
- -------------------------------------------------------------------------------------------------------------------
Recoveries:
 Real estate - construction                                                   --                     --
 Real estate - mortgage                                                       --                      1
 Commercial and agricultural                                                  15                     --
 Consumer                                                                     38                     49
- -------------------------------------------------------------------------------------------------------------------
    Total recoveries                                                          53                     50
- -------------------------------------------------------------------------------------------------------------------
Net charge-offs                                                              398                    159
- -------------------------------------------------------------------------------------------------------------------
Additions to Allowance charged to operating expenses                         144                    710
- -------------------------------------------------------------------------------------------------------------------
Transfer of Allowance associated with foreclosed
 properties reclassified under SFAS 114                                      298                     --
- -------------------------------------------------------------------------------------------------------------------
Allowance on loans acquired with purchased entity                            164                     --
- -------------------------------------------------------------------------------------------------------------------
Allowance at end of period                                                $5,450                 $5,242
- -------------------------------------------------------------------------------------------------------------------
Ratio of net charge-offs to average total loans                             0.09%                  0.04%
- -------------------------------------------------------------------------------------------------------------------


Allocation of Allowance for Credit Losses
- -------------------------------------------------------------------------------------------------------------------
                                                                   June 30, 1996           December 31, 1995
                                                                              (1)                   (1)
- -------------------------------------------------------------------------------------------------------------------
Real estate - construction                                   $  298         10%      $  806          9%
Real estate - mortgage                                        3,298         68        2,406         68
Commercial and agricultural                                     916         11        1,129         11
Consumer                                                        395         11          476         12
Unallocated                                                     543         --          425         --
- -------------------------------------------------------------------------------------------------------------------
Total Allowance                                              $5,450        100%      $5,242        100%
- -------------------------------------------------------------------------------------------------------------------

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

    As of June 30, 1996, the Company had loans totaling $16.53 million that were current but as to which there are concerns as to the ability of the borrowers to comply with present loan repayment terms. While management of the Company does not anticipate any loss not previously provided for on these loans, changes in the financial condition of these borrowers may necessitate future modifications in their loan repayment terms.

    At June 30, 1996, the Company had no concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparts that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

    There were no other interest-bearing assets at June 30, 1996, classifiable as nonaccrual, past due, restructured or problem assets.

Distribution of Assets, Liabilities and Stockholders' Equity;
- -------------------------------------------------------------
Interest Rates and Interest Differentials
- -----------------------------------------

    The  following   table  shows  average   balances  of  asset  and  liability
categories, interest income and paid, and average yields and rates for the periods indicated:

                                                                           Six months ended
                                                                               June 30,
                                           --------------------------------------------------------------------------------
                                                           1996                             1995
                                           --------------------------------------------------------------------------------
                                             Average     Interest    Average    Average   Interest      Average
                                             daily       Income1/     yield/    daily     income1/      yield/
                                             balance      paid        rate     balance      paid         rate
                                           --------------------------------------------------------------------------------
                                                                     (dollars in thousands)
Assets
Interest-earning assets:
  Interest-bearing deposits                 $  2,902       $  112      7.72%   $  5,979     $  209        6.99%
- ---------------------------------------------------------------------------------------------------------------------------
  Federal funds sold                          18,005          440      4.89%      5,400        170        6.30%
- ---------------------------------------------------------------------------------------------------------------------------
  Loans held for sale                          3,769          140      7.43%        470         20        8.51%
- ---------------------------------------------------------------------------------------------------------------------------
  Investment securities:
   Taxable                                   139,443        4,475      6.42%    157,247      5,185        6.59%
   Tax exempt                                  7,498          430     11.48%     16,503      1,073       13.00%
- ---------------------------------------------------------------------------------------------------------------------------
 Total investment securities                 146,941        4,905      6.68%    173,750      6,258        7.20%
- ---------------------------------------------------------------------------------------------------------------------------
  Loans 2                                    448,293       20,371      9.09%    413,202     18,826        9.11%
- ---------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                619,910       25,968      8.38%    598,801     25,483        8.51%
Noninterest-earning assets                    48,788                             37,102
Net effect of SFAS 115                           104                             (1,074)
- ---------------------------------------------------------------------------------------------------------------------------
      Total assets                          $668,802                           $634,829
===========================================================================================================================
Liabilities and Stockholders' Equity

Interest-bearing liabilities:
  Interest-bearing deposits                 $475,367        9,895      4.16%   $445,987      9,309        4.17%
  Long-term debt 3                             6,008          206      6.86%      6,333        215        6.79%
  Federal funds purchased and securities sold
    under agreements to repurchase            19,323          507      5.25%     19,486        471        4.83%
  Other short-term borrowings                 33,671        1,006      5.98%     39,567      1,296        6.55%
- ---------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
 liabilities                                 534,369       11,614      4.35%    511,373     11,291        4.42%
- ---------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                  63,367                             57,952
Noninterest-bearing liabilities                6,148                              4,942
- ---------------------------------------------------------------------------------------------------------------------------
      Total liabilities                      603,884                            574,267
- ---------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                          64,814                             61,636
Net effect of unrealized
 gain (loss) on securities                       104                             (1,074)
- ---------------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity              64,918                             60,562
- ---------------------------------------------------------------------------------------------------------------------------
      Total liabilities and
        stockholders' equity                $668,802                           $634,829
===========================================================================================================================
Net interest income                                       $14,354                          $14,192
===========================================================================================================================
  Net interest spread                                                  4.03%                              4.09%
===========================================================================================================================
  Net interest margin                                                  4.63%                              4.74%
===========================================================================================================================

1 Taxable equivalent adjustments of $145,000 for 1996 and $367,000 for 1995 are included in the interest income for total interest-earning assets. The statement of income for the six month period ended June 30, 1996 includes the results of operations for Laurel for the seven month period from December 1, 1995 to June 30, 1996. To facilitate an analysis of this table, the effects of interest income and interest expense in the amounts of $755,000 and $358,000, respectively, for Laurel during the month of December 1995 have been eliminated from the above analysis.

                                       17




2 Nonaccruing loans, which include impaired loans, are included in the average balances. Net loan fees included in interest income totaled $585,000 in 1996 and $472,000 in 1995.

3 The interest paid in 1996 includes $108,000 of capitalized construction period interest.


Capital Resources
- -----------------

    The following table shows the risk-based capital and the leverage ratios for the Company as of June 30, 1996:

                                                                Risk-based capital ratios
                                            -----------------------------------------------------------------------
                                              Tier 1                  Total Capital              Leverage Ratio
                                            -----------------------------------------------------------------------

Actual                                        12.71%                      13.84%                      8.58%
Minimum                                        4.00%                       8.00%                      3.00%
- -------------------------------------------------------------------------------------------------------------------
Excess                                         8.71%                       5.84%                      5.58%
===================================================================================================================


Recent developments
- -------------------

    There are currently being discussed certain proposals relating to the reform or restructuring of the deposit insurance fund system. Currently, there are two deposit insurance funds maintained by the FDIC, the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"). Deposits of SAIF insured institutions assumed by BIF insured banks (plus the deemed growth in such deposits) continue to be treated as SAIF insured deposits, unless "entrance and exit fees" amounting to approximately 1.79% of the assumed deposits are paid. The designation of deposits as "BIF insured" or "SAIF insured" determines the level of the deposit insurance premiums paid by an institution, and the allocation of such premiums between BIF and SAIF. As of June 30, 1996, the Company had approximately $152.00 million in deposits designated as SAIF insured, out of $568.82 million in total deposits. Deposit premium assessments for the Company's BIF insured deposits are .00%. SAIF deposit insurance premiums are currently .23% and will remain at this level until SAIF meets the mandated level of 1.25% of insured deposits. Among the proposals to recapitalize SAIF and allow the equalization at the lower BIF premium levels is one which would impose a one-time assessment of .85% to .90% of SAIF insured deposits on all institutions holding SAIF insured deposits. If a one-time assessment of .85% of SAIF insured deposits were imposed on the Company as of June 30, 1996, and the assessment were imposed utilizing the same formula for calculating the level of the SAIF insured deposit base as that currently utilized for allocating premiums between BIF and SAIF, then the Company would be required to pay approximately $1.29 million in connection with the assessment without reduction for the effect of income taxes. There can be no assurance as to the enactment of any of the current proposals, the form of any such proposals, the amount, tax treatment or timing of any one-time assessment, or the means used to calculate the deposit base subject to any such assessment.

PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.


    (a)  Exhibits

         No. 11 Statement Regarding Computation of Per Share Earnings

    (b) A Report on Form 8-K/A Item 5. Other Events. was filed on April 1, 1996 for the event dated March 28, 1996. The filing reported the announcement of a stock repurchase program in which the Company may repurchase up to 80,000 shares of FCNB common stock in open market transactions over the next two years, and an aggregate of 200,000 shares over the next five years, with an aggregate maximum expenditure of approximately $4,000,000. There is no minimum number of shares which the Company is obligated to repurchase.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FCNB CORP
                                   (Registrant)




August 12, 1996                 BY: /s/A. Patrick Linton
                                    --------------------
                                A. Patrick Linton, President,
                                Chief Executive Officer and
                                Director





August 12, 1996                 BY: /s/Mark A. Severson
                                    -------------------
                                Mark A. Severson, Senior Vice President and
                                Treasurer