Form 10-Q
period 1996-09-30
FCNB CORP
filed 1996-11-12
CIK 803644

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934


          For Quarter Ended                       Commission file number
          September 30, 1996                              0-15645

                                    FCNB Corp
             (Exact name of registrant as specified in its charter)

              MARYLAND                                52-1479635
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)               Identification No.)

       7200 FCNB Court, Frederick, Maryland                   21703
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $1 par value per share, 5,370,779 shares outstanding as of October 31, 1996.



PART I FINANCIAL INFORMATION    Item 1. Financial Statements
FCNB Corp and Subsidiaries                                                                                        (Restated
Consolidated Balance Sheets  (Note 2)                                                   (Unaudited)                Unaudited)
(Dollars in thousands, except per share amounts)                                      September 30, 1996       December 31, 1995
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                             $ 23,822                    $ 24,085
Interest-bearing deposits in other banks                                               1,615                       2,261
Federal funds sold                                                                    12,454                      20,017
---------------------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents                                                        37,891                      46,363
---------------------------------------------------------------------------------------------------------------------------
Loans held for sale                                                                    3,363                       2,362
---------------------------------------------------------------------------------------------------------------------------
Investment securities held to maturity at amortized cost-
   fair value of $34,395 in 1996 and
   $59,192 in 1995                                                                    34,552                      58,511
---------------------------------------------------------------------------------------------------------------------------
Investment securities available for sale -
   at fair value                                                                     156,431                      83,987
---------------------------------------------------------------------------------------------------------------------------
Loans                                                                                480,451                     440,881
Less:  Allowance for credit losses                                                    (5,432)                     (5,242)
        Unearned income                                                                 (430)                     (1,087)
---------------------------------------------------------------------------------------------------------------------------
     Net loans                                                                       474,589                     434,552
---------------------------------------------------------------------------------------------------------------------------
Bank premises and equipment                                                           22,198                      19,997
---------------------------------------------------------------------------------------------------------------------------
Other assets                                                                          20,025                      15,212
---------------------------------------------------------------------------------------------------------------------------
     Total assets                                                                   $749,049                    $660,984
---------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
LIABILITIES
Deposits:
  Noninterest-bearing deposits                                                      $ 70,935                    $ 66,558
  Interest-bearing deposits                                                          498,686                     463,430
---------------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                  569,621                     529,988
---------------------------------------------------------------------------------------------------------------------------
Short-term borrowings:
  Federal funds purchased and securities
    sold under agreements to repurchase                                               39,009                      21,043
  Other short-term borrowings                                                         61,597                      32,837
Long-term debt                                                                         6,180                       5,680
Accrued interest and other liabilities                                                 5,330                       5,217
---------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                               681,737                     594,765
---------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, per share par value $1.00;
  1,000,000 shares authorized; none outstanding                                           --                          --
Common stock, per share par value $1.00;
  20,000,000 shares authorized; 5,375,779
  shares issued and outstanding in 1996
  and 5,298,361 in 1995                                                                5,376                       5,298
Surplus                                                                               26,798                      26,734
Retained earnings                                                                     35,439                      33,657
Net unrealized gain (loss) on securities
  available for sale                                                                    (301)                        530
---------------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                       67,312                      66,219
---------------------------------------------------------------------------------------------------------------------------
     Total liabilities and stockholders'
          equity                                                                    $749,049                    $660,984
---------------------------------------------------------------------------------------------------------------------------

FCNB Corp and Subsidiaries
Consolidated Statements of Income (Unaudited) (Note 2)
For the Three and Nine Months Ended September 30, 1996 and 1995
(Dollars in thousands, except per share amounts)
---------------------------------------------------------------------------------------------------------------------------

                                                               For Three Months                 For Nine Months
                                                               Ended September 30,              Ended September 30,
                                                            1996              1995            1996            1995
                                                                          (Restated)                     (Restated)
---------------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                              $10,821           $10,308        $31,994         $29,151
  Interest and dividends on investments:
    Taxable                                                 2,587             2,132          6,878           7,182
    Tax exempt                                                123               288            407             996
    Dividends                                                 130               164            388             300
  Interest on federal funds                                   137               136            597             306
  Other interest income                                        34               117            146             326
---------------------------------------------------------------------------------------------------------------------------
Total interest income                                      13,832            13,145         40,410          38,261
---------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest on deposits                                      5,163             5,002         15,333          14,321
  Interest on federal funds purchased and
    securities sold under agreements to
    repurchase                                                266               385            773             933
 Interest on other short-term borrowings                      871               299          1,912           1,508
 Interest on long-term debt                                   108                67            254             282
---------------------------------------------------------------------------------------------------------------------------
Total interest expense(1)                                   6,408             5,753         18,272          17,044
---------------------------------------------------------------------------------------------------------------------------
Net interest income                                         7,424             7,392         22,138          21,217
Provision for credit losses                                    72                23            216             278
---------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
 for credit losses                                          7,352             7,369         21,922          20,939
---------------------------------------------------------------------------------------------------------------------------
Noninterest income:
  Service fees                                                642               500          1,818           1,535
  Net securities gains                                         10                 8            171              64
  Gain on sale of loans                                        24                99            246             167
  Other operating income                                      312               394            941             992
---------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                      988             1,001          3,176           2,758
---------------------------------------------------------------------------------------------------------------------------
Noninterest expenses:
  Salaries and employee benefits                            3,050             2,927          8,709           8,362
  Occupancy expenses                                          642               401          1,887           1,225
  Equipment expenses                                          455               361          1,255           1,051
  Merger related expenses                                     113                82          2,013             213
  Other operating expenses                                  2,130             1,253          5,061           4,393
---------------------------------------------------------------------------------------------------------------------------
Total noninterest expenses                                  6,390             5,024         18,925          15,244
---------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                    1,950             3,346          6,173           8,453
---------------------------------------------------------------------------------------------------------------------------
Provision for income taxes:
  Income tax expense                                          630             1,233          2,208           2,941
  Deferred income tax effect of pre-1988 thrift
    reserve for credit losses                              (1,601)               --             --              --
---------------------------------------------------------------------------------------------------------------------------

Provision for income taxes                                   (971)            1,233          2,208           2,941
---------------------------------------------------------------------------------------------------------------------------

Net income                                                 $2,921            $2,113         $3,965          $5,512
---------------------------------------------------------------------------------------------------------------------------

Net income per share                                        $0.55             $0.40          $0.74           $1.03
---------------------------------------------------------------------------------------------------------------------------

Dividends declared per share                                $0.14             $0.11          $0.40           $0.43
---------------------------------------------------------------------------------------------------------------------------

Weighted average number
 of shares outstanding                                  5,380,446         5,370,116     $5,386,360      $5,361,550
---------------------------------------------------------------------------------------------------------------------------

(1) Total interest expense has been reduced by $108,000 and $163,000 for the nine month periods ended September 30, 1996, and 1995, respectively, and by $43,000 for the three month period in 1995, while no adjustments have been made for the three month period ended September 30, 1996.

FCNB Corp and Subsidiaries
Consolidated Statements of Cash Flows  (Note 2)
For the Nine Months Ended September 30, 1996 and 1995
(Dollars in thousands)

                                                                                                                (Restated
                                                                                           (Unaudited)          Unaudited)
---------------------------------------------------------------------------------------------------------------------------

                                                                                              1996                1995
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                                                                          $3,965              $5,512
   Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation and amortization                                                       1,183                 745
         Provision for credit losses                                                           216                 278
         Provision for foreclosed properties                                                    --                  90
         Provision for deferred income taxes (benefits)                                         42                 (23)
         Net premium amortization (discount accretion)
          on investment securities                                                              15                 (73)
         Accretion of net loan origination fees                                               (374)               (339)
         Net securities gains                                                                 (171)                (64)
         Net loss (gain) on disposition of bank
          premises and equipment                                                                34                 (30)
         Net gain on sale of foreclosed properties                                             (19)                 (8)
         Increase in other assets                                                           (2,847)               (235)
         Increase in loans held for sale(1)                                                 (1,001)             (1,960)
         Increase in accrued interest and other liabilities                                    113                 381
         Distribution of stock purchased by Management
             Recognition  Plan                                                                  --                  35
         Income tax benefit from distribution of stock by Management
             Recognition Plan and exercise of stock options                                     --                 182
---------------------------------------------------------------------------------------------------------------------------
                 Net cash provided by operating activities                                   1,156               4,491
---------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sales of investment securities - available for sale                          1,219              20,269
  Proceeds from maturities of investment securities - available for sale                    10,129               5,881
  Proceeds from maturities of investment securities - held to maturity                      13,930              14,631
  Purchases of investment securities - available for sale                                  (72,418)             (7,224)
  Purchases of investment securities - held to maturity                                     (2,493)             (6,252)
  Net increase in loans                                                                    (39,985)            (47,390)
  Purchases of bank premises and equipment                                                  (4,552)             (6,235)
  Investment in foreclosed properties                                                         (867)                 --
  Proceeds from dispositions of bank premises and equipment                                     --                 120
  Proceeds from dispositions of foreclosed properties                                          591                 180
---------------------------------------------------------------------------------------------------------------------------
                 Net cash (used in) investing activities                                   (94,446)            (26,020)
---------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase and (decrease) in noninterest-bearing
      deposits, NOW accounts, money market accounts, and
      savings accounts                                                                      10,227              (8,092)
  Net increase in time deposits                                                             29,406              43,442
  Net increase (decrease) in short-term borrowings                                          46,726              (3,715)
  Proceeds from long-term debt                                                                 500               2,235
  Repayment of long-term debt                                                                   --              (7,000)
  Proceeds from sale of stock                                                                  423                 130
  Repurchase of common stock                                                                  (280)                 --
  Dividend reinvestment plan                                                                   (13)                 (8)
  Dividends paid                                                                            (2,171)             (2,264)
---------------------------------------------------------------------------------------------------------------------------
              Net cash provided by financing activities                                     84,818              24,728
---------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                            (8,472)              3,199
Cash and cash equivalents:
  Beginning of period                                                                       46,363              37,924
---------------------------------------------------------------------------------------------------------------------------
  End of period                                                                            $37,891             $41,123
---------------------------------------------------------------------------------------------------------------------------

                                   (Continued)

FCNB Corp and Subsidiaries
Consolidated Statements of Cash Flows  (Note 2)
For the Nine Months Ended September 30, 1996 and 1995
(Dollars in thousands)

                                                                                                                (Restated
                                                                                           (Unaudited)          Unaudited)
---------------------------------------------------------------------------------------------------------------------------
                                                                                              1996                1995
---------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures:
  Interest paid                                                                            $18,085             $16,953
---------------------------------------------------------------------------------------------------------------------------
  Income taxes paid                                                                         $4,812              $2,383
---------------------------------------------------------------------------------------------------------------------------
Supplemental schedule of noncash investing and financing activities:
      Foreclosed properties acquired in settlement of loans                                   $106              $1,513
---------------------------------------------------------------------------------------------------------------------------
      Foreclosed properties transferred to loans                                                --                $253
---------------------------------------------------------------------------------------------------------------------------
      Bank premises transferred to other assets                                             $1,190                 $--
---------------------------------------------------------------------------------------------------------------------------
        Fair value adjustment for securities available for sale,
        net of applicable deferred income tax effects                                        $(831)             $2,166
---------------------------------------------------------------------------------------------------------------------------


(1) Loans held for sale are generally held for periods of ninety days or less.

FCNB CORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - The accompanying unaudited consolidated financial statements for FCNB Corp (the "Company") have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements have been prepared utilizing the interim basis of reporting and, as such, reflect all adjustments which are normal and recurring in nature and are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. The financial data for the period ended September 30, 1995 contained in these unaudited consolidated financial statements has been restated to include the effects of the pooling-of-interest transaction with Laurel Bancorp, Inc. ("Laurel"), discussed below. The results of operations include the nine month periods ended September 30, 1995 for the Company and August 31, 1995 for Laurel. In management's opinion, the one month difference between the period end dates does not cause a material effect on the financial condition or results of operations. The period ended September 30, 1996 includes the results of operations from Laurel for the ten month period December 1, 1995 to September 30, 1996. The net income for Laurel for the month ended December 31, 1995 was $124,000 and is not considered to be a material amount relative to the consolidated net income. The December net income for Laurel is included in the 1996 consolidated financial statements and is not included in the restated 1995 consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

Note 2 - Merger and Acquisitions: On April 30, 1996, the Company consummated its merger of Harbor Investment Corporation ("Harbor"), the holding company for Odenton Federal Savings and Loan Association, Odenton, Maryland, with and into the Company. This transaction included approximately $35.0 million in assets, the assumption of approximately $31.4 million in liabilities at a purchase price of $6.67 million. This event was accounted for as a purchase and $3.21 million of goodwill was recorded. The Company has decided to amortize the goodwill, using the straight-line method over a 25 year period. The Company's results of operations reflect earnings only since the date of the acquisition. The pro forma combined information for the Harbor transaction is disclosed in the table below.

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

The merger transaction with Laurel has been accounted for as a pooling of interests. Therefore, the consolidated balance sheet as of December 31, 1995 and the consolidated statements of income for the three and nine month periods ended September 30, 1995 have been restated to reflect this business combination.

The results of operations for Laurel in the nine month period ended September 30, 1996 include their results for the period December 1, 1995 to January 26, 1996 and for the nine month period ended September 30, 1995 includes the nine month period ended August 31, 1995. The three month period ended September 30, 1995 includes the financial results of Laurel for the three month period ended August 31, 1995. The combined and separate results of operations for Laurel and the Company preceding the consummation of the Laurel merger and the pro forma combined information related to the Harbor merger are as follows:

                                                                                                        Pro forma
For the Three Months Ended September 30, 1996          Laurel        FCNB      Combined       Harbor     Combined
---------------------------------------------          ------        ----      --------       ------     --------
Total income                                              $--      $14,820      $14,820          $--      $14,820
Net income                                                 --        2,921        2,921           --        2,921
Net income per share                                                  0.55         0.55                      0.55

                                                                                                        Pro forma
For the Nine Months Ended September 30, 1996           Laurel        FCNB      Combined       Harbor     Combined
--------------------------------------------           ------        ----      --------       ------     --------
Total income                                           $1,510      $41,039      $42,549       $1,037      $43,586
Net income                                                261        3,615        3,876           89        3,965
Net income per share                                                  0.69         0.72                      0.74



                                                                                                        Pro forma
For the Three Months Ended September 30, 1995          Laurel        FCNB      Combined       Harbor     Combined
---------------------------------------------          ------        ----      --------       ------     --------
Total income                                           $2,443      $11,703      $14,146         $713      $14,859
Net income                                                323        1,790        2,113           67        2,180
Net income per share                                                  0.44         0.39                      0.41

                                                                                                        Pro forma
For the Nine Months Ended September 30, 1995           Laurel        FCNB      Combined       Harbor     Combined
--------------------------------------------           ------        ----      --------       ------     --------
Total income                                           $7,100      $33,919      $41,019       $1,750      $42,769
Net income                                              1,059        4,453        5,512          156        5,668
Net income per share                                       --         1.09         1.03                      1.06

Note 3 - Investments: Using the criteria specified in Statement 115, the Company classifies its investments in debt and equity securities at September 30, 1996 and December 31, 1995 into two categories: held-to-maturity and available-for-sale.

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

Securities classified as available-for-sale are equity securities with readily determinable fair values and those debt securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. These securities are carried at fair value with any unrealized gains or losses reported in stockholders' equity, net of the related deferred tax effect.

As of September 30, 1996, the gross unrealized losses in the Company's investment portfolio were $801,000 in the held-to-maturity investment portfolio and $1.49 million in the available-for-sale investment portfolio compared to $547,000 and $523,000, respectively, as of December 31, 1995. The increase in the gross unrealized losses in the total investment portfolio is principally the result of an increase in market interest rates during late 1995 and early 1996. Since the Company's held-to-maturity investment portfolio includes fixed rate investment securities that have below current market interest rates, the future operating results of the Company would be negatively impacted in an increasing rate environment. This reduction in net interest income would result when the cost of funding the Company's operations increases, while the income earned on the held-to-maturity portfolio remains constant.

The amortized cost and estimated fair value of securities classified as held-to-maturity at September 30, 1996 are as follows:

HELD-TO-MATURITY PORTFOLIO
-------------------------------------------------------------------------------------------------------------------
                                                                            Gross          Gross      Estimated
                                                          Amortized      Unrealized     Unrealized      Fair
September 30,1996                                           Cost           Gains          Losses        Value
-------------------------------------------------------------------------------------------------------------------
                                                                      (dollars in thousands)
U.S. Treasury and other U.S.
    government agencies and corporations                    $ 4,894           $  --           $ 47      $ 4,847
State and political subdivisions                              5,317             480             --        5,797
Mortgage-backed debt securities                              24,341             164            754       23,751
-------------------------------------------------------------------------------------------------------------------
                                                            $34,552            $644           $801      $34,395
-------------------------------------------------------------------------------------------------------------------

The amortized cost and estimated fair value of securities classified as available-for-sale at September 30, 1996 are as follows:

AVAILABLE-FOR-SALE PORTFOLIO
-------------------------------------------------------------------------------------------------------------------
                                                                            Gross          Gross      Estimated
                                                          Amortized      Unrealized     Unrealized      Fair
September 30,1996                                           Cost           Gains          Losses        Value
-------------------------------------------------------------------------------------------------------------------
                                                                          (dollars in thousands)
U.S. Treasury and other U.S.
    government agencies and corporations                   $ 32,708          $  202         $  196     $ 32,714
Mortgage-backed debt securities                             107,500             315          1,266      106,549
Corporate bonds                                               4,028              30             12        4,046
Equity securities                                            12,658             482             18       13,122
-------------------------------------------------------------------------------------------------------------------
                                                           $156,894          $1,029         $1,492     $156,431
-------------------------------------------------------------------------------------------------------------------


The gross realized gains on securities sold from the available-for-sale portfolio for the first nine months of 1996 and 1995 are $218,000 and $155,000, respectively. The gross realized losses on securities sold from the available-for-sale portfolio for the same periods are $47,000 and $91,000, respectively.

The amortized cost and estimated fair value of securities classified as held-to-maturity and available-for-sale at September 30, 1996 summarized by contractual maturity, are as follows:

                                                                   Held-to-maturity               Available-for-sale
-------------------------------------------------------------------------------------------------------------------
                                                                          Estimated                   Estimated
                                                          Amortized         Fair         Amortized      Fair
September 30, 1996                                          Cost            Value          Cost         Value
-------------------------------------------------------------------------------------------------------------------
                                                                           (dollars in thousands)
Due in one year or less                                     $   614        $    628       $  3,000     $  2,998
Due after one through five years                              7,230           7,317         24,285       24,243
Due after five through ten years                              2,014           2,344          9,451        9,519
Due after ten years                                             353             355             --           --
Mortgage-backed debt securities                              24,341          23,751        107,500      106,549
Equity securities                                                --              --         12,658       13,122
-------------------------------------------------------------------------------------------------------------------
                                                            $34,552         $34,395       $156,894     $156,431
-------------------------------------------------------------------------------------------------------------------

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

The amortized cost and estimated fair value of securities classified as held-to-maturity at December 31, 1995 are as follows:

HELD-TO-MATURITY PORTFOLIO
-------------------------------------------------------------------------------------------------------------------
                                                                         Gross         Gross        Estimated
                                                          Amortized   Unrealized    Unrealized        Fair
December 31, 1995                                                                      Cost          Gains
    Losses      Value
-------------------------------------------------------------------------------------------------------------------
                                                                            (dollars in thousands)
U.S. Treasury and other U.S.
    government agencies and corporations                    $14,507      $    37          $137        $14,407
State and political subdivisions                              8,329          681            --          9,010
Mortgage-backed debt securities                              35,675          510           410         35,775
-------------------------------------------------------------------------------------------------------------------
                                                            $58,511       $1,228          $547        $59,192
-------------------------------------------------------------------------------------------------------------------

The amortized cost and estimated fair value of securities classified as available-for-sale at December 31, 1995 are as follows:

AVAILABLE-FOR-SALE PORTFOLIO
-------------------------------------------------------------------------------------------------------------------
                                                                         Gross         Gross        Estimated
                                                          Amortized   Unrealized    Unrealized        Fair
December 31, 1995                                           Cost        Gains         Losses          Value
-------------------------------------------------------------------------------------------------------------------
                                                                           (dollars in thousands)
U.S. Treasury and other U.S.
    government agencies and corporations                    $12,423      $    53          $116        $12,360
State and political subdivisions                                600            5            --            605
Mortgage-backed debt securities                              62,991        1,046           407         63,630
Equity securities                                             7,135          257            --          7,392
-------------------------------------------------------------------------------------------------------------------
                                                            $83,149       $1,361          $523        $83,987
-------------------------------------------------------------------------------------------------------------------


Note 4 - Long-Term Debt: The Company has a secured lending arrangement, with a regional national bank, which financed the cost of its new corporate headquarters facility in Frederick, Maryland (the "Facility"). Pursuant to the terms of this arrangement, the Company will borrow $6.55 million. The loan is secured by a first lien security interest on the Facility's land, improvements and fixtures and equipment. The principal amount of the loan will be amortized with monthly payments over a 15 year term commencing on November 1, 1996. Any remaining unpaid balance on May 1, 2002 is due in full. The loan bears interest at a fluctuating rate equal to the daily London Interbank Offering Rate for one-month U.S. Dollar deposits (LIBOR), plus 1.35 percent, subject to a limited upward adjustment if certain performance ratios are not maintained. The outstanding balance as of September 30, 1996 was $6.18 million, bearing interest at a rate of 6.79%. The interest paid on this loan totaled $302,000 during 1996 of which $66,000 was capitalized as part of the cost of the Facility.

Assuming the total amount borrowed is $6,545,000, payments begin in November 1996, and using the current interest rate of 6.79%, principal payments for the next five years will be as follows:

--------------------------------------------------------------------------------

             Years ending December 31,              (dollars in thousands)
               1996                                      $    42
               1997                                          263
               1998                                          282
               1999                                          301
               2000                                          323
               Later years                                 5,334
--------------------------------------------------------------------------------

                                                          $6,545
--------------------------------------------------------------------------------

The balance of long-term debt as of September 30, 1995 consisted of $2.24 million of debt on the new headquarters facility and advances from the Federal Home Loan Bank of Atlanta in the amount of $4.0 million and $1.0 milion which are due in November 1996 and March 1997, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview
--------

  This section of the report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to the Company's beliefs, expectations, anticipations and plans regarding, among other things, general economic trends, interest rates, product expansions and other matters. Such statements are subject to numerous uncertainties, such as federal monetary policy, inflation, employment, profitability and consumer confidence levels, both nationally and in the Company's market area, the health of the real estate and construction market in the Company's market area, the Company's ability to develop and market new products and to enter new markets, competitive challenges in the Company's market, legislative changes and other factors, and as such, there can be no assurance that future events will develop in accordance with the forward looking statements contained herein.

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

   On April 30, 1996, the Company consummated its merger of Harbor Investment Corporation ("Harbor"), the holding company for Odenton Federal Savings and Loan Association, Odenton, Maryland, with and into the Company. This transaction included approximately $35.0 million in assets, the assumption of approximately $31.4 million in liabilities at a purchase price of $6.67 million. This transaction was accounted for as a purchase, and $3.21 million of goodwill was recorded. As a result of the merger, Odenton was merged with and into Elkridge Bank. The Company has decided to amortize the goodwill, using the straight-line method over a 25 year period. The Company's results of operations reflect earnings only since the date of the acquisition.

   During the third quarter of 1996, the Company announced its intention to merge its subsidiary banks in March, 1997. Elkridge Bank will be merged with and into FCNB Bank with FCNB Bank surviving the merger. The Company anticipates significant cost savings and a more efficiently operated organization due to this event.

   Legislation relating to the reorganization of the deposit insurance fund system was enacted on September 30, 1996. Currently, there are two deposit insurance funds maintained by the FDIC, the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"). Deposits of SAIF insured institutions assumed by BIF insured banks (plus the deemed growth in such deposits) continue to be treated as SAIF insured deposits. The designation of deposits as "BIF insured" or "SAIF insured" determines the level of the deposit insurance premiums paid by an institution, and the allocation of such premiums between BIF and SAIF. As a result of the legislation, the Company was assessed a one-time fee in September 1996 of $813,000 on approximately $123.75 million of SAIF deposits (after a 20% reduction in the level of SAIF deposits as provided by the legislation) at a rate of .657%. Payment for the one-time special assessment is due on November 27, 1996 and the Company recognized this expense in its third quarter results of operations. It is anticipated that the Company's annual assessment rates beginning January 1, 1997 will be .013% and 0.64% for the BIF and SAIF insured deposits, respectively.

   The following discussion and related financial data for the Company has been restated to recognize the January 26, 1996 acquisition of Laurel which was accounted for as a pooling of interests. This discussion provides an overview of the financial condition and results of operations of the Company and its wholly-owned subsidiaries, which is presented on a consolidated basis. The principal subsidiaries of the Company are FCNB Bank and Elkridge Bank. Since the merger transaction with Laurel has been accounted for as a pooling of interests, the financial information has been combined for the two companies. For the first nine months, the Company reported earnings of $3.97 million in 1996 and $5.51 million in 1995. However, net income before specific one-time merger related costs was $5.85 million in 1996 compared to $5.73 million for the same period in 1995. The Company earned $1.90 million before one-time merger related expenses for the third quarter of 1996 compared to $2.20 million for the same period in 1995. The net income for the third quarter of 1996 was $2.92 million compared to $2.11 million in 1995. The financial results for the third quarter of 1996 have been favorably impacted by the reversal of the recapture of the $1.60 million pre-1988 thrift reserve for credit losses that was recorded in the first quarter of 1996.

   Throughout the discussion on the financial performance of the Company for the periods ended September 30, 1996 and 1995, the yield on interest-earning assets, the net interest spread, the net interest margin, the risk-based capital ratios, and the leverage ratio, exclude the effects of the adoption of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." However, the return on average assets and the return on average equity include the effects of this pronouncement.

   Return on average assets and return on average equity are key measures of earnings performance. Return on average assets measures the ability of a bank to utilize its assets in generating income. Return on average assets for the nine months ended September 30, 1996 was .77% (annualized), and 1.14% (annualized) before specific one-time merger related costs compared to annualized rates of 1.15% and 1.19%, respectively, for the same period in 1995. Return on average stockholders' equity, which measures the income earned on the capital invested, for the nine months ended September 30, 1996 was 8.13% (annualized), and 11.98% (annualized) before specific one-time merger related costs compared to annualized rates of 11.95% and 12.41%, respectively for the nine months ended September 30, 1995.

   The annualized return on average assets for the third quarter of 1996 before and after one time merger related costs was 1.06% and 1.63%, respectively, compared to 1.35% and 1.30%, respectively, for the same period in 1995.

The annualized return on average stockholders' equity for the third quarter of 1996 before and after one-time merger related costs was 11.67% and 17.91%, respectively, compared to 13.86% and 13.34% , respectively, for the same period in 1995.

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

   Taxable equivalent net interest income for the first nine months of 1996 totaled $21.85 million, increasing 1.3% from the $21.57 million recorded for the same period in 1995. The Company's average interest-earning assets increased 5.9% to $635.51 million from September 30, 1995. This increase was primarily funded with a 6.9% increase in the Company's average interest-bearing liabilities, and an 11.8% increase in its average noninterest- bearing deposits for the same period.

For the third quarter of 1996, the net interest income totaled $7.49 million, increasing by 1.5% from the $7.38 million realized in the same period in 1995.

   The Company's net interest margin (taxable equivalent net interest income as a percent of average interest-earning assets) was 4.58% and 4.79% for the first nine of 1996 and 1995, respectively. The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest-bearing liabilities. This spread decreased by 16 basis points when compared to the same period in the prior year. The yield on earning assets decreased 25 basis points to 8.36%, while the rates paid on interest-bearing liabilities decreased by 9 basis points to 4.47%.

   For the third quarter of 1996, the net interest margin was 4.50% compared to 4.89% in 1995. The spread during the period decreased 36 basis points which was principally caused by the decrease in the yields earned on the investment and loan portfolios being greater than the decrease in rates paid on interest-bearing liabilities. The yield on earning assets decreased 49 basis points to 8.32% while the rates paid on interest-bearing liabilities decreased by 13 basis points to 4.44%

   The rate of interest earned on interest-earning assets and the rate paid on interest-bearing liabilities, while significantly affected by the actions taken by the Federal Reserve to control economic growth, are influenced by competitive factors within the Company's market. Competitive pressures during late 1995 and early 1996 for both loans and the funding sources needed to satisfy loan demand within the Company's market area caused its net interest spread to narrow. The management of the Company feels that the competitive pressures in this market will cause the net interest spread to continue to be under pressure during 1996. Therefore, the Company is currently pursuing operating efficiencies through improved technology and is evaluating new products and services in an effort to enhance its level of noninterest income. There can be no assurance that these benefits will be realized.

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

Noninterest Income
------------------

   Noninterest income increased $418,000 (15.2%) for the nine months ended September 30, 1996, when compared to the same period in 1995. This increase was partially attributable to the increase in service fee income of $283,000 which was due to an increase in the volume of deposit accounts maintained. The gains recognized on sales of loans into the secondary mortgage market in 1996 totalled $246,000 compared to the $167,000 recognized during 1995. Security gains increased in 1996 to $171,000 from the $64,000 realized in 1995. The other operating income decreased by $51,000.

   For the third quarter of 1996, noninterest income decreased by $13,000. This decrease was primarily caused by $75,000 less in gains from loans sales, reduced other income of $82,000 which was offset by an increase in service fees of $142,000.

   The Company is adding new products and services to enhance its level of noninterest income in an effort to mitigate the effect of its decreasing net interest spread. Some of these products are fee-based and, accordingly, the income from these products is less sensitive to fluctuations in the level of interest rates. The Company has an arrangement with Independent Financial Marketing Group, Inc., a third party provider of mutual funds and annuities, to offer these products to its customers. The arrangement will enable the Company in future years to earn commissions on the sale of mutual funds and annuities while providing customers access to alternative investment products. In January 1997, the Company will begin to offer asset management and trust services. Additionally, revenue from service charges on deposit accounts will continue to increase as the volume of accounts maintained expands.

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

Noninterest Expenses
--------------------

   Noninterest expenses, excluding merger related expenses, increased $1.88 million (12.5%) for the first nine months of 1996, when compared to the first nine months of 1995.

   A portion of this increase is attributable to the additional overhead costs associated with operating the new Brunswick branch opened in April 1995 and with the acquisition of Harbor Investment Corporation on April 30, 1996 accounted for as a purchase. Total salaries and employee benefits increased $347,000 (4.1%) over the first nine months of 1995. The increase in salaries and employee benefits is attributable to the increased wages of the employees along with the increased costs of health and pension benefits.

   Occupancy expenses increased $662,000 (54.0%) while equipment expenses increased $204,000 (19.4%) over the first nine months of 1995. The increase in occupancy and equipment expenses is primarily associated with the increased costs of maintaining the new corporate headquarters facility. These costs include additional depreciation, utility expenses and real estate taxes.

   Other operating expenses increased $668,000 (15.2%) compared to the first three quarters of 1995. The primary reason for the increase was associated with the special FDIC assessment related to SAIF insured deposits owned by the Company's subsidiary banks. The Company incurred an $813,000 expense for this one-time fee in September 1996. In the third quarter of 1995, the Company received a $237,000 refund for the overpayment of its normal FDIC insurance charges.

   For the third  quarter of 1996,  salaries  and  benefits  increased  $123,000
(4.2%),  occupancy  expenses  increased  $241,000  (60.1%),  equipment  expenses increased $94,000 (26.0%), and other operating expenses increased $877,000 (70.0%). The increased costs for occupancy and equipment expenses are associated with the new corporate headquarters facility. The increase in other operating expenses is primarily related to the FDIC insurance charges as discussed above.

Income Taxes
------------

   The Company's effective tax rates for the first nine months of 1996 and 1995 were 35.8% and 34.8%, respectively. The Company's income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain loans and investment securities.

   For the third quarter of 1996 and 1995, the effective tax rates were (49.8%) and 36.8%, respectively. The effective tax rate for 1996 is considerably lower than the effective tax rate experienced in 1995 due to the reversal of the recapture of the deferred income tax effect of pre-1988 thrift reserves for credit losses recorded in the first quarter of 1996.

Allowance for Credit Losses and Problem Assets
----------------------------------------------

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

As of September 30, 1996, the Company had impaired loans totaling $4.30 million, for which a specific allowance for credit losses of $935,000 has been provided and other impaired loans of $2.10 million for which no specific allowance for credit losses is required. The average balance of impaired loans amounted to approximately $6.54 million as of September 30, 1996. Cash receipts on impaired loans applied to reduce the principal balance and cash receipts recognized as interest income were $383,000 and $188,000, respectively. In addition, at September 30, 1996, the Company had other nonaccrual loans of approximately $808,000 for which impairment had not been recognized. If interest on these other nonaccrual loans had been recognized at the original interest rates, interest income would have increased approximately $50,000.

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

   The allowance for credit losses was $5.43 million, or 1.13% of total loans, net of unearned income, at September 30, 1996, compared to $4.87 million, or 1.12% as of September 30, 1995, and $5.24 million, or 1.19% as of December 31, 1995. The allowance for credit losses to nonperforming loans was 75.7%, 194.4% and 197.5% as of September 30, 1996, September 30, 1995 and December 31, 1995, respectively.

   Total nonperforming assets as of September 30, 1996 were $10.32 million, a $5.02 million increase from the level of nonperforming assets as of September 30, 1995, and a $5.41 million increase from the level as of December 31, 1995. Total nonperforming assets as of September 30, 1996, including properties acquired through foreclosure, represent 1.38% of total assets, compared to .80% and .74% as of September 30, 1995 and December 31, 1995, respectively. The increase in nonperforming assets is the result of loans acquired in recent acquisitions that have subsequently become nonperforming.

   Nonperforming assets at September 30, 1996 included $5.31 million of nonaccrual loans, $1.86 million of loans past due 90 days or more, $1.33 million of foreclosed commercial properties, $632,000 of foreclosed residential properties and $1.19 million for the Company's vacated Operations Center transferred to other real estate owned.

Allowance for Credit Losses
-------------------------------------------------------------------------------------------------------------------
                                                                     Nine months
                                                                       ended                  Year ended
                                                                   September 30, 1996      December 31, 1995
-------------------------------------------------------------------------------------------------------------------
Average total loans outstanding during period                           $456,893               $423,722
-------------------------------------------------------------------------------------------------------------------
Allowance at beginning of year                                            $5,242                 $4,691
-------------------------------------------------------------------------------------------------------------------
Charge-offs:
 Real estate - construction-                                                  --                     --
 Real estate - mortgage                                                       --                     22
 Commercial and agricultural                                                 357                     19
 Consumer                                                                    216                    168
-------------------------------------------------------------------------------------------------------------------
    Total charge-offs                                                        573                    209
-------------------------------------------------------------------------------------------------------------------
Recoveries:
 Real estate - construction                                                   --                     --
 Real estate - mortgage                                                       --                      1
 Commercial and agricultural                                                  17                     --
 Consumer                                                                     68                     49
-------------------------------------------------------------------------------------------------------------------
    Total recoveries                                                          85                     50
-------------------------------------------------------------------------------------------------------------------
Net charge-offs                                                              488                    159
-------------------------------------------------------------------------------------------------------------------
Additions to Allowance charged to operating expenses                         216                    710
-------------------------------------------------------------------------------------------------------------------
Transfer of Allowance associated with foreclosed
 properties reclassified under SFAS 114                                      298                     --
-------------------------------------------------------------------------------------------------------------------
Allowance on loans acquired with purchased entity                            164                     --
-------------------------------------------------------------------------------------------------------------------
Allowance at end of period                                                $5,432                 $5,242
-------------------------------------------------------------------------------------------------------------------
Ratio of net charge-offs to average total loans                             0.11%                  0.04%
-------------------------------------------------------------------------------------------------------------------


Allocation of Allowance for Credit Losses
-------------------------------------------------------------------------------------------------------------------
                                                                   September 30, 1996      December 31, 1995
                                                                              (1)                   (1)
-------------------------------------------------------------------------------------------------------------------
Real estate - construction                                   $  239         11%     $   806        9%
Real estate - mortgage                                        3,851         68        2,406       68
Commercial and agricultural                                     908         10        1,129       11
Consumer                                                        404         11          476       12
Unallocated                                                      30         --          425       --
-------------------------------------------------------------------------------------------------------------------
Total Allowance                                              $5,432        100%      $5,242      100%
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

    As of September 30, 1996, the Company had loans totaling $17.48 million that were current but as to which there are concerns as to the ability of the borrowers to comply with present loan repayment terms. While management of the Company does not anticipate any loss not previously provided for on these loans, changes in the financial condition of these borrowers may necessitate future modifications in their loan repayment terms.

    At September 30, 1996, the Company had no concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparts that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

    There  were  no  other  interest-bearing   assets  at  September  30,  1996,
classifiable as nonaccrual, past due, restructured or problem assets.

Distribution of Assets, Liabilities and Stockholders' Equity;
-------------------------------------------------------------
Interest Rates and Interest Differentials
-----------------------------------------

    The  following   table  shows  average   balances  of  asset  and  liability
categories, interest income and paid, and average yields and rates for the periods indicated:

                                                                            Nine months ended
                                                                            September 30,
                                             --------------------------------------------------------------------------------

                                                            1996                             1995
                                             --------------------------------------------------------------------------------

                                             Average     Interest    Average    Average   Interest      Average
                                             daily       Income1/     yield/    daily     income1/      yield/
                                             balance      paid        rate     balance      paid         rate
                                             --------------------------------------------------------------------------------
Assets                                                                           (dollars in thousands)
Interest-earning assets:
  Interest-bearing deposits                   $2,761         $146      7.05%     $6,340       $326        6.86%
---------------------------------------------------------------------------------------------------------------------------
  Federal funds sold                          15,640          577      4.92%      6,643        306        6.14%
---------------------------------------------------------------------------------------------------------------------------
  Loans held for sale                          3,371          188      7.44%        574         27        6.27%
---------------------------------------------------------------------------------------------------------------------------
  Investment securities:
   Taxable                                   149,699        7,192      6.41%    151,012      7,482        6.61%
   Tax exempt                                  7,152          617     11.50%     15,829      1,509       12.71%
---------------------------------------------------------------------------------------------------------------------------
 Total investment securities                 156,851        7,809      6.64%    166,841      8,991        7.19%
---------------------------------------------------------------------------------------------------------------------------
  Loans 2                                    456,893       31,147      9.09%    419,856     29,128        9.25%
---------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                635,516       39,867      8.36%    600,254     38,778        8.61%
Noninterest-earning assets                    49,630                             40,004
Net effect of SFAS 115                          (108)                              (755)
---------------------------------------------------------------------------------------------------------------------------
      Total assets                          $685,038                           $639,503
---------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Interest-bearing liabilities:
  Interest-bearing deposits3                $481,291       15,058      4.17%   $453,158     14,441        4.25%
  Long-term debt 4                             6,073          314      6.89%      6,412        325        6.76%
  Federal funds purchased and securities sold
    under agreements to repurchase            19,352          773      5.33%     20,863        933        5.96%
  Other short-term borrowings                 42,315        1,877      5.91%     33,203      1,508        6.06%
---------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
 liabilities                                 549,031       18,022      4.38%    513,636     17,207        4.47%
---------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                  64,995                             58,119
Noninterest-bearing liabilities                5,971                              6,253
---------------------------------------------------------------------------------------------------------------------------
      Total liabilities                      619,997                            578,008
---------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                          65,149                             62,250
Net effect of unrealized
 gain (loss) on securities                      (108)                              (755)
---------------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity              65,041                             61,495
---------------------------------------------------------------------------------------------------------------------------
      Total liabilities and
        stockholders' equity                $685,038                           $639,503
---------------------------------------------------------------------------------------------------------------------------
Net interest income                                        21,845                           21,571
---------------------------------------------------------------------------------------------------------------------------
  Net interest spread                                                  3.98%                              4.14%
---------------------------------------------------------------------------------------------------------------------------
  Net interest margin                                                  4.58%                              4.79%
---------------------------------------------------------------------------------------------------------------------------

1 Taxable equivalent adjustments of $212,000 for 1996 and $517,000 for 1995 are included in the interest income for total interest-earning assets. The statement of income for the nine month period ended September 30, 1996 includes the results of operations for Laurel for the ten month period from December 1, 1995 to September 30, 1996. To facilitate an analysis of this table, the effects of interest income and interest expense in the amounts of $755,000 and $358,000, respectively, for Laurel during the month of December 1995 have been eliminated from the above analysis.

2 Nonaccruing loans, which include impaired loans, are included in the average balances. Net loan fees included in interest income totaled $910,000 in 1996 and $816,000 in 1995.

3 The interest paid on interest-bearing deposits in 1996 and 1995 includes $42,000 and $120,000 of capitalized construction period interest.

4 The interest paid on long-term debt in 1996 and 1995 includes $66,000 and $43,000 of capitalized construction period interest.


Capital Resources
-----------------

    The following table shows the risk-based capital and the leverage ratios for the Company as of September 30, 1996:

                                                                      Risk-based capital ratios
                                             -----------------------------------------------------------------------

                                              Tier 1                    Total Capital              Leverage Ratio
                                             -----------------------------------------------------------------------
Actual                                        12.83%                      13.92%                      8.59%
Minimum                                        4.00%                       8.00%                      3.00%
-------------------------------------------------------------------------------------------------------------------
Excess                                         8.83%                       5.92%                      5.59%
-------------------------------------------------------------------------------------------------------------------

PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.


    (a)  Exhibits

         No. 11 Statement Regarding Computation of Per Share Earnings

    (b)  Report on Form 8-K.  None filed during the third quarter of 1996.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                FCNB CORP
                                (Registrant)



November 12, 1996               BY: /s/ A Patrick Linton
                                   ----------------------------------------
                                A. Patrick Linton, President,
                                Chief Executive Officer and
                                Director





November 12, 1996               BY: /s/ Mark A Severson
                                   ----------------------------------------
                                Mark A. Severson, Senior Vice President and
                                Treasurer