Form 10-K
period 1996-12-31
FCNB CORP
filed 1997-03-24
CIK 803644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996
Commission file number 0-15645

                                    FCNB Corp
             (Exact name of registrant as specified in its charter)

MARYLAND                                                  52-1479635
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization                          Identification Number)

7200 FCNB Court, Frederick, Maryland                      21703
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:       (301) 662-2191
Securities registered pursuant to Section 12(b) of
the Act:                                                  None

Securities registered pursuant to Section 12(g) of the Act:
    Common Stock, par value $1.00 per share


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period of time that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Common Stock (based on $20.50 per share) held by nonaffiliates on February 20, 1997 was approximately $98,561,397.

As of March 1, 1997, there were 5,363,560 shares of Common Stock, par value $1.00 per share, of FCNB Corp issued and outstanding.

                       Documents Incorporated by Reference

                      Portions of the 1996 Annual Report to
                  Shareholders for the year ended December 31,
                             1996-PARTS I, II, & IV

                                     PART I


Item 1.  Business.

General

FCNB Corp (the "Registrant" or "Company") is a bank holding company organized under the laws of the State of Maryland and serves as the holding company for FCNB Bank (the "Bank"). On March 7, 1997, the Company merged Elkridge Bank ("Elkridge"), Elkridge, Maryland, its second wholly owned bank subsidiary, with and into the Bank, with the Bank surviving.

The information related to the Company's acquisitions during the year is contained on page 12 of the Company's 1996 Annual Report to Shareholders. Such information is incorporated herein by reference to the Annual Report.

The Bank

The Bank, a state-chartered commercial bank under the laws of the State of Maryland was converted from a national bank in June 1993, and was originally chartered in 1818. The Bank is engaged in a general commercial and retail banking business serving individuals and businesses in Frederick, Carroll and Montgomery counties in Maryland. At December 31, 1996, the Bank operated eight banking offices located in Frederick, Maryland and one office each in Brunswick, Damascus, Eldersburg, Middletown, Monrovia, Mount Airy, Walkersville, and Westminster, Maryland. At December 31, 1996, the Bank had total loans, net of unearned income, of approximately $330.83 million, total assets of approximately $554.94 million, total deposits of approximately $416.40 million, and a legal lending limit of approximately $6.10 million to any one borrower. The deposits of the Bank are insured by the FDIC.

The Bank's primary market area consists of the City of Frederick (with a population of approximately 35,000 people) and the surrounding area. Frederick is the county seat of Frederick County, Maryland and is located approximately 49 miles west of Baltimore, Maryland and 46 miles northwest of Washington, D.C.

Elkridge

Elkridge, a state-chartered commercial bank under the laws of the State of Maryland was converted from a national bank in March 1995, was originally chartered in 1961, and was merged into the Bank on March 7, 1997. Elkridge engaged in a general commercial and retail banking business serving individuals and businesses in Howard, Prince George's and Anne Arundel counties in Maryland. Elkridge operated one banking office each in Columbia, Elkridge, Glen Burnie, Laurel and Odenton, Maryland. Following the merger of Elkridge into the Bank, the Bank continues to operate the offices and business of Elkridge. At December 31, 1996, Elkridge had total loans, net of unearned income, of approximately $167.17 million, total assets of approximately $222.09 million, total deposits of approximately $177.16 million, and a legal lending limit of approximately $3.26 million to any one borrower. The deposits of Elkridge are insured by the FDIC.

Elkridge's primary market area consisted of the territory immediately south of the City of Baltimore, Maryland.

COMMERCIAL BANKING AND RELATED SERVICES. The Bank is engaged in the financing of commerce and industry, providing credit facilities and related services principally for businesses located in their market areas. The Bank offers all forms of commercial lending, including lines of credit, revolving credits, term loans, accounts receivable financing, real estate loans, and other forms of secured financing.

PERSONAL BANKING SERVICES. A wide range of personal banking services are provided to individuals at each of the Bank's offices. Among the services provided at most locations are checking accounts, savings accounts, various savings programs, installment and other personal loans, credit card lines ("VISA"), home improvement loans, personal lines of credit, automobile and other consumer financing, safe deposit services, and mortgage loans. The Bank also has automatic teller machines and is a member of the MOST and CIRRUS networks.

COMPETITION. The Bank faces strong competition in all areas of its operations. This competition comes from entities principally operating in the Bank's marketing area and includes branches of some of the largest banks in Maryland. Its most direct competition for deposits historically has come from other commercial banks, savings banks, savings and loan associations and credit unions operating in Frederick, Carroll, Howard, Prince George's, Anne Arundel and Montgomery counties, Maryland. The Bank also competes for deposits and investment dollars with money market mutual funds and public debt and equity markets. The Bank competes with banking entities, mortgage banking companies, and other institutional lenders for loans. The competition for loans varies from time to time depending on certain factors. These factors include, among others, the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, and conditions in the mortgage market. As a result of recently enacted Federal and State legislation allowing interstate banking, branching and mergers, additional competitors not currently in the Bank's market may enter into the Bank's market.

Supervision and Regulation

HOLDING COMPANY REGULATION. The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the BHCA"), and as such it is subject to regulation, supervision and examination by, and reporting to, the Board of Governors of the Federal Reserve System (the "Federal Reserve"). A discussion related to the capital adequacy of the Company is contained on pages 38 and 39 of the Company's 1996 Annual Report to Shareholders. Such information is incorporated herein by reference to the Annual Report.

BHCA - ACTIVITIES AND OTHER LIMITATIONS. The BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, without prior approval of the Federal Reserve.

The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the BHCA, the Federal Reserve is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

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

COMMITMENTS TO SUBSIDIARY BANK. Under Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances when it might not do so absent such policy.

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

BANK REGULATION. The Bank is a commercial bank chartered by the State of Maryland which is a member of the Federal Reserve System, and as such, is subject to extensive regulation and examination by the Division of Financial Regulation of the Department of Labor, Licensing and Regulation (the "Banking Commissioner"), the FDIC, which insures its deposits to the maximum extent permitted by law, and by the Federal Reserve. The federal laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of collateral for certain loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not for the purpose of protecting shareholders.

FDIC INSURANCE PREMIUMS. Institutions are assigned to one of three capital groups based solely on the level of the institution's capital - "well capitalized," "adequately capitalized" and "undercapitalized" - which would be defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from 0.00% for well capitalized, healthy institutions, to 0.31% for undercapitalized institutions with substantial supervisory concerns.


PROMPT CORRECTIVE ACTION. Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA, which became effective on December 19, 1992. Under the regulations, a bank shall be deemed to be: (i) "well capitalized" if it has a Total Risk Based Capital Ratio of 10.0% or more, a Tier 1 Risk Based Capital Ratio of 6.0% or more, a Leverage Capital Ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a Total Risk Based Capital Ratio of 8.0% or more, a Tier 1 Risk Based Capital Ratio of 4.0% or more and a Tier 1 Leverage Capital Ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a Total Risk Based Capital Ratio that is less than 8.0%, a Tier 1 Risk Based Capital Ratio that is less than 4.0% or a Leverage Capital Ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a Total Risk Based Capital Ratio that is less than 6.0%, a Tier 1 Risk Based Capital

Ratio that is less than 3.0% or a Leverage Capital Ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

Immediately upon becoming undercapitalized, an institution shall become subject to the provisions of Section 38 of the FDIA (i) restricting payment of capital distributions and management fees, (ii) requiring that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital, (iii) requiring submission of a capital restoration plan,
(iv) restricting the growth of the institution's assets and (v) requiring prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions are necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: requiring the institution to raise additional capital; restricting transactions with affiliates; restricting interest rates paid by the institution on deposits; requiring replacement of senior executive officers and directors; restricting the activities of the institution and its affiliates; requiring divestiture of the institution or the sale of the institution to a willing purchaser; and any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

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

At December 31, 1996 the Bank would be deemed to be a "well capitalized" institution for purposes of Section 38 of the FDIA. Also at December 31, 1996, the Company and the Bank were in compliance with all minimum federal regulatory capital requirements which are generally applicable to banks.

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

The foregoing references to laws and regulations which are applicable to the Company and the Bank are brief summaries thereof which do not purport to be complete and which are qualified in their entirety by reference to such laws and regulations.

FCNB Investment Holdings, Inc.

FCNB Investment Holdings, Inc., a Delaware corporation, is a wholly-owned subsidiary of the Bank that was organized on April 21, 1994. This subsidiary was established to manage a portion of the investment portfolio of the Bank.

First Choice Insurance Agency, Inc.

First Choice Insurance Agency, Inc., a Maryland corporation, is a wholly-owned subsidiary of the Bank that was organized on June 13, 1994. This subsidiary was established to enable FCNB to sell insurance products.

Monocacy Management Company

Monocacy  Management  Company,  a  Maryland   corporation,   is  a  wholly-owned
subsidiary of the Bank that was organized on January 6, 1992. This subsidiary was established to purchase troubled assets from the Bank.

Governmental Monetary Policies and Economic Controls

The Bank is affected by monetary policies of regulatory authorities, including the Federal Reserve Board, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. Among the techniques available to the Federal Reserve Board are engaging in open market transactions in United States Government securities, changing the discount rate on bank borrowings and changing reserve requirements against bank deposits. These techniques are used in varying combinations to influence the overall growth of bank loans, investments and deposits. Their use may also affect interest rates charged on loans or paid on deposits. The effect of governmental policies on the earnings of the Bank or the Company for any future periods cannot be predicted.

Employees

At December 31, 1996, the Company had approximately 355 employees of which 6 were executive officers, 75 were other officers, 223 were full-time employees and 51 were part-time employees.

Item 2.  Properties.

The Company owns the property on which the principal office of the Company and the main office of the Bank are located at 7200 FCNB Court, Frederick, Maryland. The Bank also owns the properties which house the Square Corner Branch at 1 North Market Street, the Rosemont Branch at 1602 Rosemont Avenue, the East Frederick Branch at 1303 East Patrick Street, the Route 85 Branch at 5602 Buckeystown Pike, the Walkersville Branch at 100 Commerce Drive, Walkersville, Maryland, the Eldersburg Branch at 6229 Sykesville Road, Eldersburg, Maryland, the Elkridge Branch at 7290 Montgomery Road, Elkridge, Maryland, the Laurel Branch at 380 Main Street, Laurel, Maryland, the Odenton Branch at 1219 Annapolis Boulevard, Odenton, Maryland and the Middletown Branch at 819 East Main Street, Middletown, Maryland. The land upon which the Middletown Branch office is located is leased pursuant to a twenty-year lease, with an expiration date of November 2009 and contains provisions to extend the initial lease term for three ten-year periods. The lease also contains an option to purchase the land at fair market value at the end of the initial lease term or at the end of any extension term.

The Bank leases the following properties: the Antietam Branch at 1595 Opossumtown Pike, the 40 West Branch at 1100 West Patrick Street, the FSK Mall Branch at 5500 Buckeystown Pike, the Brunswick Branch at 94 Souder Road, Brunswick, Maryland, the Damascus Branch at 9815 Main Street, Damascus, Maryland, the Green Valley Branch at 11801 Fingerboard Road, Monrovia, Maryland, the Mount Airy Branch at 400 Ridgeville Boulevard, Mount Airy, Maryland, and the Englar Road Branch at Route 140 and Englar Road, Westminster, Maryland, the Columbia Branch at 5585 Twin Knolls Road, Columbia, Maryland, the Glen Burnie Branch at 7381 Baltimore-Annapolis Blvd., Glen Burnie, Maryland and Administrative Offices at 6810 Deerpath Road, Elkridge, Maryland. Facilities are leased at 15 East Main Street, Westminster, Maryland, and 8101 Sandy Springs Road, in Laurel, Maryland for loan production offices.

The Bank also owns a 12,000 square foot building that is adjacent to its East Frederick Branch office, which was previously used as the Bank's operations center and was vacated upon completion of the new headquarters facility. However, the Company is pursuing leasing opportunities for the vacated facilities.

Item 3.  Legal Proceedings.

The Company and the Bank are subject to various legal proceedings which are incidental to their business. In the opinion of management, the liabilities (if any) resulting from such legal proceedings will not have a material effect on the consolidated financial statements or consolidated ratios of the Company and the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters that were submitted to a vote of the security holders during the fourth quarter of 1996.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

The information required by this item is contained on page 44 of the Company's 1996 Annual Report to Shareholders. Such information is incorporated herein by reference to the Annual Report.

Dividend Limitations and Certain Other Restrictions

The payment of dividends by the Company depends largely upon the ability of the Bank to declare and pay dividends to the Company because the principal source of the Company's revenue is dividends paid by the Bank. Future dividends will depend primarily upon the Bank's earnings, financial condition, and need for funds, as well as governmental policies and regulations applicable to the Company and the Bank.

A discussion related to dividend limitations is contained on page 38 of the Company's 1996 Annual Report to Shareholders. Such information is incorporated herein by reference to the Annual Report.

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

As a depository institution, deposits of which are insured by The Federal Deposit Insurance Corporation ("FDIC"), the Bank may not pay dividends or distribute any of its capital assets while it remains in default on any assessment due the FDIC. The Bank currently is not in default under any of their obligations to the FDIC.

Item 6.  Selected Financial Data.

The information required by this item is contained on page 24 of the Company's 1996 Annual Report to Shareholders. Such information is incorporated herein by reference to the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is contained on pages 12 to 23 of the Company's 1996 Annual Report to Shareholders. Such information is incorporated herein by reference to the Annual Report.

Item 8.  Financial Statements and Supplementary Data.

The information required by this item is contained in the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing on pages 25 to 43 of the Company's 1996 Annual Report to Shareholders. Such information is incorporated herein by reference to the Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

The Board of Directors has set the number of directors that constitute the Board of Directors at fourteen. The Articles of Incorporation of the Company provide that the directors shall be classified with respect to the time for which they severally hold office into three classes. Each year all of the directors in one class are elected to serve for a term of three years. The shareholders will vote at this Annual Meeting for the election of four directors for a three year term expiring at the Annual Meeting of Shareholders in 2000, or at such time as their respective successors have been elected and qualified.

The following table sets forth as to each director of the Company, his or her name, age, the year he or she first became a director of the Company and the number of shares of Common Stock beneficially owned at February 11, 1997.





                                                  Year                                     Shares of
                                                  First               Year                Common Stock         Percent
                                                 Elected              Term                Beneficially           of
Name                                Age(1)      Director             Expires                Owned (2)           Class
----                                ------     ----------            -------          ---------------------     ------

                                                    BOARD NOMINEES

George B. Callan Jr.                   65        1986                 2000                    10,159             0.19

Clyde C. Crum                          61        1986                 2000                    41,635(3)          0.78








Frank L. Hewitt, III                   55        1996(4)              2000                   123,657             2.31

DeWalt J. Willard, Jr.                 65        1986                 2000                    43,773             0.82

                                            DIRECTORS CONTINUING IN OFFICE

Miles M. Circo                         50        1986                 1998                     3,022              .06

James S. Grimes                        57        1989                 1998                     5,343              .10

Gail T. Guyton                         56        1986                 1998                    57,300(5)          1.07

A. Patrick Linton                      47        1991                 1998                    66,931(6)          1.24

Jacob R. Ramsburg, Jr.                 60        1986                 1998                    90,681(7)          1.69

Bernard L. Grove, Jr.                  63        1988                 1999                    12,771(8)           .24

Ramona C. Remsberg                     68        1987                 1999                    48,000(9)           .90

Kenneth W. Rice                        53        1988                 1999                    11,222              .21

Rand D. Weinberg                       40        1996(10)             1999                     3,500(10)          .07

---------------

(1)      At February 11, 1997.

(2) In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Common Stock with respect to which he or she has sole or shared voting and/or investment. The table includes shares owned by spouses, other immediate family members in trust, shares held in retirement accounts or funds for the benefit of the named individuals, and other forms of ownership, over which shares the persons named in the table possess voting and investment power. Except as otherwise noted, each person has sole voting and investment power with respect to all shares beneficially owned.

(3) The shares attributed to Mr. Crum include 6,603 shares owned by Mr. Crum's wife, as to which Mr. Crum disclaims beneficial ownership.

(4) Mr. Hewitt was elected to the Board of Directors as a member of the Class of 1997 in connection with the Company's acquisition of Laurel Bancorp, Inc. ("Laurel"). The shares attributed to Mr. Hewitt include 22,153 shares as to which he shares voting and investment power with his wife, 11,114 shares owned by Mr. Hewitt's children, as to which he has voting and investment power, 1,531 shares held in trust as to which he has shared voting and investment power and 2,697 shares owned by Mr. Hewitt's wife.

(5) The shares attributed to Mr. Guyton include 2,455 shares owned by Mr. Guyton's wife, as to which Mr. Guyton disclaims beneficial ownership and 3,645 shares held in trust by a corporation controlled by Mr. Guyton, as to which he has shared voting and investment power.

(6) The shares attributed to Mr. Linton include 30,307 shares as to which he shares voting and investment power with his wife, 3,236 shares owned by Mr. Linton's children, as to which he has voting and investment power and 400 shares owned by Mr. Linton's wife . Mr. Linton also has options to purchase 35,435 shares, of which 28,484 are presently exercisable and are included in the total shares beneficially owned. In addition, Mr. Linton will also receive 5,697 shares of restricted stock when the underlying stock options are exercised.

(7) The shares attributed to Mr. Ramsburg include 4,906 shares owned by Mr. Ramsburg's wife, and 4,833 shares owned jointly by Mr. Ramsburg's wife and son, as to which Mr. Ramsburg disclaims beneficial ownership, and 22,766 shares owned by two corporations controlled by Mr. Ramsburg, as to which he holds voting and investment power.

(8) The shares attributed to Mr. Grove include 7,699 shares held in his wife's revocable, convertible trust.

(9) The shares attributed to Ms. Remsberg include 2,100 shares held in a trust as to which she has shared voting and investment power.

(10) Mr. Weinberg was elected to the Board of Directors to fill a vacancy in the Class of 1999. The shares attributed to Mr. Weinberg include 1,000 shares as to which Mr. Weinberg shares voting and investment power with his wife, and 2,500 shares invested in a pension trust as to which he has voting and investment power.

Set forth below is certain information with respect to the nominees for director and the continuing directors of the Company. Unless otherwise indicated, the principal occupation listed for each person below has been his or her occupation for the past five years.

GEORGE B. CALLAN, JR. is president of Associates in Management, a company that specializes in historic preservation, museum management and automotive sales.

CLYDE C. CRUM, chairman of the board of the Bank and the Company since January 1995, is president of Clyde C. Crum and Son, Inc., a dairy farm operation.

FRANK L. HEWITT, III is retired after being president of Laurel and Laurel Federal Savings Bank until the merger of Laurel with and into the Company and the merger of Laurel Federal Savings Bank with and into Elkridge Bank in January 1996.

DEWALT  J.  WILLARD,  JR.  is  president  of  Ideal  Buick-GMC,   an  automobile
dealership.

MILES M. CIRCO is general manager of Patapsco Designs, Inc., an electronic design and manufacturing firm.

JAMES S. GRIMES has been Mayor of the City of Frederick, Maryland since 1994 and is president of James S. Grimes, Inc., a full service truck transportation service operation.

GAIL T. GUYTON, vice chairman of the board of both the Bank and the Company since January 1995, is president of Morgan-Keller, Inc., a commercial/industrial construction firm.

A. PATRICK LINTON has been president and chief executive officer of the Bank and the Company since January 1991. During 1990, he served as executive vice president of the Company and executive vice president and chief operating officer of the Bank. Mr. Linton has been an executive officer of the Bank since 1982 and of the Company since 1986, with principal responsibilities in the areas of finance and administration.

JACOB R. RAMSBURG, JR. is president of Frederick Underwriters, Inc., a general insurance agency.

BERNARD L. GROVE, JR. is an advisor to Genstar Stone Products, Inc. since January 1996, after having been president since January 1, 1992, and having previously served as executive vice president of that company.

RAMONA C. REMSBERG is the former vice chairman of the board of both the Bank and of the Company, having retired from the Bank and the Company in September 1993. Ms. Remsberg served as president of each entity from December 1987 to January 1991.

KENNETH W. RICE is president of Donald B. Rice Tire Co., Inc., a tire distribution firm.

RAND D. WEINBERG is a partner with Weinberg & Weinberg, a law firm in Frederick, Maryland.

BOARD AND COMMITTEE MEETINGS

The Board of Directors of the Company has standing audit and compensation committees, but does not have a standing nominating committee.

The Audit Committee, comprised of Directors Circo, Hewitt, Ramsburg and Willard, assists the Board of Directors of the Bank in exercising its fiduciary responsibilities for oversight of audit and related matters, including corporate accounting, internal controls and regulatory compliance. Its duties include: monitoring the Bank's internal controls and procedures; meeting with the internal auditors and reviewing their reports; recommending the selection of independent auditors; reviewing the scope of audits conducted by the independent auditors, as well as the results of their audits; and reviewing policies relating to compliance with applicable banking and other laws.

The Compensation Committee, comprised of Directors Callan, Grove, and Rice, reviews and recommends to the Board of Directors the overall compensation policy for the Company. The Board of Directors of the Bank follows this policy specifically related to the salaries and other benefits for senior management thereof.

The Board of Directors of the Company held nineteen meetings during 1996, and the Audit and the Compensation Committees each held seven meetings during 1996. Each of the directors of the Company attended at least 75% of the meetings of the Board of Directors and all committees on which they served during 1996.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission, and to provide the Company with copies of all Forms 3, 4, and 5 they file.

Based solely upon the Company's review of the copies of the forms which it has received and written representations from the Company's directors and executive officers, the Company is not aware of any failure to comply with the requirements of Section 16(a) except that Clyde C. Crum and Kenneth W. Rice each failed to file reports required by Section 16(a) on a timely basis during 1996. Each late report related to one transaction each.

Executive Officers of the Company.

Information concerning non-director executive officers of the Registrant is as follows:

Martin S. Lapera (age 44) became an Executive Vice President of the Company in June 1992 after having been a Vice President. Mr. Lapera became the Executive Vice President, Chief Operating Officer and Chief Lending Officer of FCNB in January 1995 after having been the Executive Vice President and Chief Lending Officer of the Bank.

Charles E. Weller (age 48) became a Senior Vice President of the Company in January 1996 after having been a Vice President of the Company since March 24, 1995. Mr. Weller was President of Elkridge until it was merged with the Bank on March 7, 1997.

Mark A. Severson (age 43) became a Senior Vice President and Treasurer of the Company in January 1996 after having been the Vice President and Treasurer. Mr. Severson is the Senior Vice President and Chief Financial Officer of the Bank.

Fern W. Mercer (age 59) is a Vice President of the Company and is a Senior Vice President of the Bank.

Helen G. Hahn (age 60) is a Vice President and Secretary of the Company. Mrs. Hahn became a Senior Vice President and Cashier of the Bank in June 1992 and was the Cashier prior to that time.

Item 11.  Executive Compensation.

COMPENSATION OF DIRECTORS

During 1996, the directors of the Company received an annual retainer of $2,000 for attending Board of Directors meetings of the Company. Members of the Board of Directors of the Company who were members of the Board of Directors of the Bank received an additional fee of $200 for each meeting attended. Members of the Board of Directors of the Company who also served as members of the Board of Directors of the Bank received an annual retainer of $5,000 and a fee of $200 for each bi-weekly Board of Directors and committee meeting of the Bank attended. Any member of the Board of Directors of the Company who was also on the Board of Directors of Elkridge Bank received board meeting fees of $350.00 and committee meeting fees of $250.00 meeting attended. Elkridge Bank did not pay an annual retainer fee.

Clyde C. Crum received a $30,000 annual fee for his services as Chairman of the Board of both the Company and the Bank, along with the bi-weekly Board of Directors meeting fees. However, he did not receive any committee meeting fees. Effective in January 1997, the annual fee for Mr. Crum was increased to $35,000.

Directors who agree to defer receipt of at least four years of their annual retainers may participate in an unfunded deferred compensation plan maintained by the Bank. Under this plan, deferred amounts earn interest at the rate of 10% per annum until the director attains age sixty-five, dies or becomes disabled. Upon any such event, the deferred amount plus credited interest thereon will be paid to the participant or his beneficiary over a period of up to ten years, with interest continuing to accrue on the unpaid balance at the rate of 10% per annum.

The Company paid a total of $121,000 in director and committee fees for the fiscal year ended December 31, 1996.

            EXECUTIVE OFFICERS' COMPENSATION AND CERTAIN TRANSACTIONS

COMPENSATION - OVERVIEW

Set forth below are summarized tables of all compensation awarded to, earned by, or paid to certain executive officers. It should be noted that no cash compensation was paid to any executive officer of the Company in his or her capacity as such. Each of the executive officers of the Company received compensation from the Bank for services rendered in their capacities as executive officers of the Bank.

The following table sets forth a comprehensive overview of the compensation for the Company's Chief Executive Officer and the most highly compensated executive officers for the year ended December 31, 1996. Comparative data is also provided for the previous two fiscal years, in selected categories. Except as disclosed below, no other executive officer of the Company or the Bank received salary and bonus in excess of $100,000 during the year ended December 31, 1996.





                           SUMMARY COMPENSATION TABLE


                                                                             Long-Term
                                              Annual Compensation           Compensation

                                                                       Restr-        Secur-
                                                                       icted         ities          All
Name and                                                               Stock         Under-         Other
Principal                Fiscal                                         Awards       lying          Compen-
Position                  Year             Salary(1)      Bonus (2)      (3)         Options        sation(4)
--------                  ----             ---------      ---------      ---         -------        ---------


A. Patrick               1996               $198,222       $46,930      1,390         6,951          $10,442
Linton, Director,        1995                186,352        66,516      1,259         6,297            7,747
President and Chief      1994                161,321        46,283      1,154         5,765            2,087
Executive Officer of
the Company and
the Bank



Martin S. Lapera,        1996               $119,797        $23,733       546         2,732          $    --
Executive Vice           1995                112,091         30,513       497         2,485               --
President of the         1994                 93,723         23,013       447         2,232               --
Company and
Executive Vice
President, Chief
Operating Officer and
Chief Lending Officer
of the Bank


Charles E. Weller,       1996               $112,579        $14,925       362         1,810           $1,427
Senior Vice President    1995                100,836         12,909       370         1,852               --
of the Company and
Senior Vice President
of the Bank (5)


Mark A. Severson,        1996               $101,194        $15,169       326         1,629           $   --
Senior Vice President    1995                 94,677         19,620       298         1,491               --
and Treasurer of the     1994                 83,309         15,568       278         1,389               --
Company and Senior
Vice President and
Chief Financial
Officer of the Bank

-------------

(1) Includes contributions made by the Bank and Elkridge Bank under their 401(k) Profit Sharing Plans. Contributions made by the banks in 1996, 1995, and 1994, respectively, amounted to $8,222, $8,977 and $6,321 for Mr. Linton, $7,797, $7,091 and $3,723 for Mr. Lapera, and $5,794,
         $4,677, and $3,309 for Mr. Severson. Mr. Weller's contributions for 1996 and 1995 were $6,579 and $3,036, respectively.

(2) During 1994, the Bank changed the method of paying the annual bonuses. There were no cash bonuses paid in 1994, however, annual bonuses accrued as of December 31, 1996, 1995 and 1994 were paid in January 1997, 1996 and 1995, respectively. Previously, the annual bonuses were paid in the year earned. The annual bonus for Mr. Weller was paid by Elkridge Bank.

(3) The awards of restricted stock received are based on the formula of a grant of one (1) restricted share for every five (5) shares of Common Stock purchased pursuant to the exercise of stock options. The restriction period is for three (3) years from the date of receipt, and if the shares purchased pursuant to the exercise of stock options are sold within this time period, a pro rata percentage of the restricted shares are forfeited and must be returned to the Company. In 1994, Mr. Lapera exercised options resulting in 696 restricted shares outstanding, which are held in escrow for the benefit of Mr. Lapera, at year end December 31, 1996.

(4) Includes payments for vacation pay taken in lieu of vacation. Included in the 1996 and 1995 amounts for Mr. Linton are $8,250 and $5,700, respectively, of Elkridge Bank directors' fees.

(5) Mr. Weller became an executive officer of the Company on March 24, 1995, as a result of the merger of ENB Financial Corporation with and into the Company. Until the merger of Elkridge Bank into the Bank on March 7, 1997, Mr. Weller served as President at Elkridge Bank.

STOCK OPTION PLAN. The following table sets forth as to the executive officers whose compensation is reported in the SUMMARY COMPENSATION TABLE certain information relating to options to purchase Common Stock of the Company granted during fiscal 1996 under the 1992 Employee Stock Option Plan.



                                                        OPTION GRANTS IN LAST FISCAL YEAR



                                                                                                            Potential Realizable
                                                                                                              Value at Assumed
                                                                                                              Annual Rates of
                                                                                                                Stock Price
                                                                                                              Appreciation for
                                                       Individual Grants                                       Option Term(5)
------------------------------------------------------------------------------------------------------------------------------------

                                                     % of Total
                              Number of                Options
                              Securities             Granted to            Exercise
                              Underlying             Employees             or Base
                                Options               in Fiscal             Price         Expiration
   Name                       Granted (#)                Year             ($/Share)          Date            5%($)       10%($)
   ----                       -----------                ----             ---------          ----            -----       ------

A. Patrick Linton              6,951(1)                  33%               $20.50          12/31/06        $89,614      $227,100

Martin S. Lapera               2,732(2)                  13%               $20.50          12/31/06        $35,221      $ 89,259

Charles E. Weller              1,810(3)                   9%               $20.50          12/31/06        $23,334      $ 59,135

Mark A. Severson               1,629(4)                   8%               $20.50          12/31/06        $21,001      $ 53,222




---------------
(1) The options granted to Mr. Linton to purchase 6,951 shares become exercisable on December 31, 1997, and entitle Mr. Linton to receive an aggregate of 1,390 shares of restricted stock when the underlying stock options are exercised. The awards of restricted stock received are based on the formula of one (1) restricted share for every five (5) shares of Common Stock purchased pursuant to the exercise of stock options. The restriction period is for three (3) years from the date of receipt, and if the shares purchased pursuant to the exercise of stock options are sold within this time period, a pro rata percentage of the restricted shares are forfeited and must be returned to the Company.

(2) The options granted to Mr. Lapera to purchase 2,732 shares become exercisable on December 31, 1997, and entitle Mr. Lapera to receive an aggregate of 546 shares of restricted stock when the underlying stock options are exercised.

(3) The options granted to Mr. Weller to purchase 1,810 shares become exercisable on December 31, 1997, and entitle Mr. Weller to receive an aggregate of 362 shares of restricted stock when the underlying stock options are exercised.

(4) The options granted to Mr. Severson to purchase 1,629 shares become exercisable on December 31, 1997, and entitle Mr. Severson to receive an aggregate of 326 shares of restricted stock when the underlying stock options are exercised.

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

The table set forth below presents the amount and potential value of options held by each named executive at the end of fiscal 1996.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES


                                                                    Number of
                                                                    Securities                 Value of
                                                                    Underlying               Unexercised
                                                                    Unexercised             In-the-Money
                                                                      Options                   Options
                            Shares                                   at FY-End(#)             at FY-End ($)
                           Acquired           Value                  Exercisable/             Exercisable/
Name                     On Exercise         Realized               Unexercisable           Unexercisable(1)
----                     -----------         --------               -------------           ----------------

A. Patrick Linton            --                 --                  28,484/6,951               $122,588/-

Martin S. Lapera             --                 --                   7,474/2,732                 15,250/-

Charles E. Weller            --                 --                  11,110/1,810                110,693/-

Mark A. Severson             --                 --                   6,853/1,629                 29,720/-


---------------
(1) Does not include the value of restricted stock awards in conjunction with the grant of options.

PROFIT SHARING PLAN. The Company has a Section 401 (k) profit sharing plan (the "Plan") covering employees meeting certain eligibility requirements as to minimum age and years of service. Employees may make voluntary contributions to the Plan through payroll deductions on either a pre-tax or after-tax basis. The Company makes contributions to the Plan in its discretion, based on a percentage of the Bank's and Elkridge Bank's earnings. The Company's contributions are subject to a vesting period based upon the completion of five years of service with the Company, at which time they are fully vested. A participant's account under the Plan, together with investment earnings thereon, is normally distributable, following retirement, death, disability or other termination of employment, in a single lump-sum payment.

The Company's annual contribution to the Plan totaled $357,000 in 1996, including an aggregate of $28,392 of contributions for the executive officers named in the SUMMARY COMPENSATION TABLE.

EXECUTIVE COMPENSATION PLAN. The Bank maintains an Executive Compensation Plan which is intended to provide supplemental retirement benefits to executive officers designated by the Compensation Committee of the Bank's Board of Directors. Under this plan, an amount determined by the Committee will be paid to a participant annually (in twelve monthly payments) for up to ten years commencing upon the earliest of (a) his or her attaining sixty-five years of age (or such later date as the participant and the Bank agree), (b) his or her death or (C) his or her disability. The payments will be made to a participant or his or her beneficiaries from the general funds of the Bank. Periodically, the Compensation Committee will approve a change to the amount of annual benefits payable under the Executive Compensation Plan. Under the plan, the current annual benefits at normal retirement age established by the Compensation Committee for Messrs. Linton, and Lapera are $20,000 and $10,000, respectively. Messrs. Severson and Weller have no benefits under this plan.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Company is composed of three outside directors, Messrs. George B. Callan, Jr., Bernard L. Grove, Jr. and Kenneth W. Rice. None of the committee members has ever been an employee of the Company or any of its subsidiaries. The Committee makes recommendations to the full Board of Directors regarding the adoption, extension, amendment and termination of the Company's compensation plans. In conjunction with the Company's Chairman and President/Chief Executive Officer ("CEO"), it reviews the performance of senior management, recommends annual salary revisions and administers the Company's compensation plans.

The Committee is guided by the following executive compensation philosophy of the Company:

1. Enable the Company to attract and retain superior management by providing a very competitive total compensation package.

2. Align the interests of shareholders and management by providing stock options as a portion of the executive's total compensation package.

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

ANNUAL BONUS

The Company has an Employee Performance Bonus Plan (the "Bonus Plan").

Annual bonuses are accrued as of the end of the fiscal year and are paid in January. The Company's Bonus Plan has several components related to the Company's performance. For 1996, these components consisted of the Company achieving pre-determined return on average shareholders' equity, asset growth, stock price appreciation and earnings per share growth. The CEO's annual cash bonus is strictly related to the Company's performance goals, while the other named executive officers' annual cash bonus was related one-third to the Company's performance goals and two-thirds to the Bank's performance goals. Goals for each component of the Bonus Plan are approved by the Compensation Committee at the beginning of each year. Annual cash bonuses tied to Bank performance goals and/or the Company's performance goals are evaluated on a point system. Points are awarded for equaling or exceeding the predetermined base for each component. Target goals are determined that exceed the threshold level, as well as maximum goals. For each specific component, if the threshold level is not achieved, no bonus is awarded for that component. The maximum potential annual bonus award for the four named executive officers is 25% to 37.5% of base salary, depending on the executive's position.

In 1996, the Company exceeded its target performance goals. Based on these results, the CEO was awarded a bonus of $46,930 which constituted 24.7% of his 1996 base salary. This annual bonus amount was accrued as of December 31, 1996 and paid in January 1997. The Committee also considered the performance of the Company's Common Stock and the CEO's role in promoting the long-term strategic growth of the Company.

For the other named executive officers, divisional bank performance goals were substantially met in addition to exceeding the target corporate bank performance goals.

As of December 31, 1996, the total accrued annual bonus for the four named executive officers in the Bonus Plan was $100,757, which was paid in January 1997.

STOCK OPTIONS

The Company maintains a 1992 Stock Option Plan currently covering 413,438 shares of the Company's Common Stock. This Stock Option Plan provides for grants by the Compensation Committee of non-qualified stock options, as well as incentive stock options, thus tying a portion of the executive's compensation directly to the performance of the Company's stock price. The exercise price of the option to purchase stock under the plan may not be less than 100% of the fair market value of the Company's stock on the date of grant. Stock options become exercisable one year from the date of the grant and expire five and ten years from the date of the grant. Stock options for the four named executive officers typically are granted each year for a number of shares, the aggregate market value of which is in a range of 35% to 75% of the executive officer's base salary as of the date of grant. The Stock Option Plan also provides that the Company will grant one (1) share of restricted stock for every five (5) shares of Common Stock purchased pursuant to the exercise of options under the plan. The Common Stock purchased pursuant to the exercise of such options must be held for a period of three years before the restricted stock granted by the Company will fully vest to the recipient thereof. Stock options must be exercised in the sequence in which they were granted.

In 1996, the CEO received options to purchase 6,951 shares with an exercise price of $20.50 per share. The CEO now owns 38,447 shares of the Company's Common Stock and holds options to purchase an additional 35,435 shares, of which 28,484 shares are presently exercisable. In 1996, the other named executive officers received options to purchase an aggregate of 6,171 shares of the Company's Common Stock with an exercise price of $20.50 per share. The Compensation Committee believes that significant equity interests in the Company held by the Company's management align the interests of shareholders and management.

Stock options are designed to align the interests of executives with those of the shareholders. This approach is designed to incentivize the creation of shareholder value over the long term since the full benefit of the compensation package cannot be realized unless stock price appreciation occurs over a number of years.

CONCLUSION

Through the programs described above, a moderate portion of the Company's executive compensation is linked directly to individual and corporate performance and stock price appreciation. In the case of the CEO, approximately 19% of his total 1996 compensation, including the accrued annual bonus as of December 31, 1996, consisted of performance-based variable elements. The Compensation Committee intends to continue the policy of linking executive compensation to corporate performance and returns to shareholders, recognizing that ups and downs of the business cycle from time to time may result in an imbalance for a particular period.

This report has been prepared by the Compensation Committee of the Company.

George B. Callan, Jr.,    Bernard L. Grove, Jr.,     Kenneth W. Rice.

PERFORMANCE GRAPH

Set forth below is a line graph comparing the yearly percentage change in cumulative total shareholder return on the Company's Common Stock from January 1, 1992 to December 31, 1996. The Company's yearly percentage change in cumulative total shareholder return as shown below is compared to the NASDAQ Market Index and the published Industry Peer Group Index consisting of 142 middle Atlantic banks published by Media General Financial Services.


                                   PLOT POINTS
--------------------------------------------------------------------------------


                               FCNB             Peer Group           NASDAQ
                               ----             ----------           ------

        12/31/91             $100.00             $100.00            $100.00
        12/31/92              102.50              125.23             100.98
        12/31/93              139.66              155.57             121.13
        12/31/94              189.62              147.70             127.17
        12/31/95              194.87              224.28             164.96
        12/31/96              202.86              317.65             204.98


Notes: 1. Total return assumes reinvestment of dividends.
       2. Fiscal Year Ending December 31.
       3. Return based on $100 dollars invested on January 1, 1992 in FCNB Corp Common Stock, an index for NASDAQ Stock Market (U.S. Companies), and Bank peer group.

                                VOTING SECURITIES

All voting rights are vested exclusively in the holders of the Common Stock of the Company. Each shareholder is entitled to one vote for each share of Common Stock owned on all matters brought to a vote of the shareholders. The Company had 5,359,560 shares of Common Stock outstanding on the record date for the Annual Meeting. The Company has no other class of equity securities outstanding.

Persons and groups beneficially owning in excess of 5% of the Common Stock are required to file certain reports disclosing such ownership pursuant to the Securities Exchange Act of 1934, as amended (hereinafter called the "Exchange Act"). The following table sets forth, as of February 11, 1997, certain information as to the shares of Common Stock beneficially owned by certain officers of the Company who are not also directors of the Company, and all officers and directors of the Company as a group. Management knows of no persons who beneficially owned more than 5% of the outstanding shares of Common Stock at February 11, 1997.

                                         Amount and Nature           Percentage
Name of Beneficial Owner           of Beneficial Ownership(1)(2)      Of Class
------------------------           -----------------------------      --------

Martin S. Lapera                            23,121(3)                    0.43%

Mark A. Severson                            10,139(4)                    0.19

Charles E. Weller                           12,070(5)                    0.22

All Officers and Directors                 613,943(6)                   11.32
as a Group (18 persons)

----------------

(1) Unless otherwise indicated, all shares are owned directly by the named individual or by the individual indirectly through a trust, corporation or association, or by the individual or his/her spouse as custodian or trustee for the shares of minor children. Except as otherwise indicated, the named individual exercises sole voting and investment power over such shares.

(2) Restricted stock to be received by officers of the Company or Bank is based on the formula of one (1) restricted share for every five (5) shares of Common Stock purchased pursuant to the exercise of stock options. The restriction period is for three (3) years from the date of receipt, and if the shares purchased pursuant to the exercise of stock options are sold within this time period, a pro rata percentage of the restricted shares are forfeited and must be returned to the Company.

(3) Mr. Lapera is executive vice president of the Company and is executive vice president, chief operating officer and chief lending officer of the Bank. The shares attributed to Mr. Lapera include 15,257 shares as to which Mr. Lapera shares voting and investment power with his wife. Also, included in the total shares owned are options, currently exercisable, to purchase 7,474 shares of the Company's Common Stock. In addition, Mr. Lapera will also receive 1,496 shares of restricted stock when the underlying stock options are exercised, which shares are not reflected in the table.

(4) Mr. Severson is senior vice president and treasurer of the Company and is senior vice president and chief financial officer of the Bank. The shares attributed to Mr. Severson include 1,578 shares as to which Mr. Severson shares voting and investment power with his wife. Also, included in the total shares owned are options, currently exercisable, to purchase 6,853 shares of the Company's Common Stock. In addition, Mr. Severson will also receive

                        1,370 shares of restricted stock when the underlying stock options are exercised, which shares are not reflected in the table.

(5) Mr. Weller is senior vice president of the Company and senior vice president of the Bank, having served as President of Elkridge Bank. The shares attributed to Mr. Weller include 156 shares owned by Mr. Weller's wife, as to which Mr. Weller disclaims beneficial ownership and 283 shares held in joint ownership with Mr. Weller's daughter. Also, included in the total shares owned are options, currently exercisable, to purchase 11,110 shares of the Company's Common Stock. In addition, Mr. Weller will also receive 370 shares of restricted stock when the underlying stock options are exercised, which shares are not reflected in the table.

(6)                     Includes  an  aggregate  of  62,478   shares  which  may
                        currently be acquired by certain of such executive officers upon the exercise of stock options. In addition, such officers will also receive an aggregate of 12,496 shares of restricted stock when the underlying stock options are exercised, which shares are not reflected in the table.

Item 13.  Certain Relationships and Related Transactions.

During the past year the Bank and Elkridge Bank have had, and the Bank expects to have in the future, banking transactions in the ordinary course of business with its directors and officers as well as with their associates. These transactions have been made on substantially the same terms, including interest rates, collateral, and repayment terms, as those prevailing at the same time for comparable transactions with unaffiliated parties. The extensions of credit to these persons have not and do not currently involve more than the normal risk of collectibility or present other unfavorable features. At December 31, 1996, loans to directors and officers and their respective associates, including loans guaranteed by such persons, aggregated $8.6 million, which represented approximately 12.4% of consolidated shareholders' equity.

Gail T. Guyton, a director of the Company and the Bank, is president and a principal shareholder of Morgan-Keller, Inc., a construction firm which is serving as construction manager in connection with the development of the Company's new headquarters project. During 1996, the Company paid Morgan-Keller, Inc. a total of $1.3 million in construction payments, which included $1.2 million for the Company's headquarters project and $104,000 related to various other construction projects. Morgan-Keller, Inc. received approximately $66,000 in fees which are included in the above totals, for serving as the construction manager for the headquarter's project.

Jacob R. Ramsburg, Jr., a director of the Company and the Bank, is president and a principal shareholder of Frederick Underwriters, Inc., a general insurance agency which received $104,000 in premiums during 1996 in connection with the Company's purchase of certain types of insurance coverage.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)      Documents filed as a part of the Report:

                  1. The following consolidated financial statements included in the 1996 Annual Report to Shareholders are incorporated herein by reference under Item 8 of this Report:

                                                                  Page Number in
                                                                  Annual Report
                                                                  -------------

                           Consolidated Balance Sheets                 25

                           Consolidated Statements of Income           26

                           Consolidated Statements of Changes
                           in Shareholders' Equity                     27

                           Consolidated Statements of Cash
                           Flows                                       28

                           Notes to Consolidated Financial
                           Statements                                  30-43

                           Report of Independent Auditors              43


                  2. All schedules for which provision is made in the accounting regulations of the Securities and Exchange Commission are not applicable or are not required under the related instruction and therefore have been omitted.

                  3.       Exhibits required by Item 601 of Regulation S-K:

                  Exhibit No.           Item
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

                  Exhibit No.           Item
                  -----------           ----

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

                  11 Statement Regarding Computation of Per Share Earnings, filed herewith.

                  12                    Statement   Regarding   Computation   of
                                        Ratios, filed herewith.

                  13 The Company's 1996 Annual Report to Shareholders, filed herewith.

                  21 A list of the subsidiaries of FCNB Corp is hereby incorporated by reference to the 1996 Annual Report to Shareholders at page 45.

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

                  99-C A copy of the Independent Auditor's Report from Anderson Associates, filed herewith.

(b) There were no Reports on Form 8-K filed during the quarter ended December 31, 1996.