Form 10-Q
period 1997-03-31
FCNB CORP
filed 1997-05-14
CIK 803644

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


       For Quarter Ended                       Commission file number
        March 31, 1997                               0-15645

                              FCNB Corp
        (Exact name of registrant as specified in its charter)

               MARYLAND                                   52-1479635
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)

       7200 FCNB Court, Frederick, Maryland                   21703
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $1 par value per share, 5,358,560 shares outstanding as of April 30, 1997.

PART I FINANCIAL INFORMATION    Item 1. Financial Statements

FCNB CORP AND SUBSIDIARIES
Consolidated Balance Sheets                                              (Unaudited)          (Unaudited)
(Dollars in thousands, except per share amounts)                        March 31, 1997     December 31, 1996
-----------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                    $ 24,057             $ 31,023
Interest-bearing deposits in other banks                                      3,632                1,065
Federal funds sold                                                           14,885               12,438
-----------------------------------------------------------------------------------------------------------
     Cash and cash equivalents                                               42,574               44,526
-----------------------------------------------------------------------------------------------------------
Loans held for sale                                                             332                3,162
-----------------------------------------------------------------------------------------------------------
Investment securities held to maturity at amortized cost-
   fair value of $32,277 in 1997 and
   $33,740 in 1996                                                           32,243               33,525
-----------------------------------------------------------------------------------------------------------
Investment securities available for sale -
   at fair value                                                            167,097              162,860
-----------------------------------------------------------------------------------------------------------
Loans                                                                       513,421              498,391
Less:  Allowance for credit losses                                           (5,513)              (5,123)
          Unearned income                                                      (281)                (396)
-----------------------------------------------------------------------------------------------------------
     Net loans                                                              507,627              492,872
-----------------------------------------------------------------------------------------------------------
Bank premises and equipment                                                  22,912               22,691
-----------------------------------------------------------------------------------------------------------
Other assets                                                                 34,547               19,533
-----------------------------------------------------------------------------------------------------------
     Total Assets                                                          $807,332             $779,169
===========================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
  Noninterest-bearing deposits                                             $ 73,950             $ 76,365
  Interest-bearing deposits                                                 521,949              510,709
-----------------------------------------------------------------------------------------------------------
     Total deposits                                                         595,899              587,074
-----------------------------------------------------------------------------------------------------------
Short-term borrowings:
  Federal funds purchased and securities
    sold under agreements to repurchase                                      46,414               40,739
  Other short-term borrowings                                                89,213               76,516
Accrued interest and other liabilities                                        6,847                5,730
-----------------------------------------------------------------------------------------------------------
     Total liabilities                                                      738,373              710,059
-----------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Preferred stock, per share par value $1.00;
  1,000,000 shares authorized; none outstanding                                  --                   --
Common stock, per share par value $1.00;
  20,000,000 shares authorized; 5,358,560
  shares issued and outstanding in 1997
  and 5,364,560 in 1996                                                       5,359                5,365
Surplus                                                                      26,526               26,652
Retained earnings                                                            37,638               36,589
Net unrealized gain (loss) on securities
  available for sale                                                           (564)                 504
-----------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                              68,959               69,110
-----------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders'
          equity                                                           $807,332             $779,169
===========================================================================================================

FCNB CORP AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
For the Three Months  Ended March 31, 1997 and 1996
(Dollars in thousands, except per share amounts)

------------------------------------------------------------------------------------------------------------
                                                                            For Three Months
                                                                            Ended March 31,
                                                                     1997                      1996
------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                       $11,350                  $10,769
  Interest and dividends on investments:
    Taxable                                                          2,956                    2,104
    Tax exempt                                                          94                      149
    Dividends                                                          149                      120
  Interest on federal funds                                            152                      280
  Other interest income                                                 33                       77
------------------------------------------------------------------------------------------------------------
Total interest income                                               14,734                   13,499
------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest on deposits                                               5,267                    5,225
  Interest on federal funds purchased and
    securities sold under agreements to
    repurchase                                                         668                      290
 Interest on other short-term borrowings                             1,021                      461
 Interest on long-term debt                                             --                       18
------------------------------------------------------------------------------------------------------------
Total interest expense(1)                                            6,956                    5,994
------------------------------------------------------------------------------------------------------------
Net interest income                                                  7,778                    7,505
Provision for credit losses                                            231                       72
------------------------------------------------------------------------------------------------------------
Net interest income after provision
 for credit losses                                                   7,547                    7,433
------------------------------------------------------------------------------------------------------------
Noninterest income:
  Service fees                                                         627                      566
  Net securities gains                                                  87                       65
  Gain on sale of loans                                                148                       89
  Other operating income                                               431                      293
------------------------------------------------------------------------------------------------------------
Total noninterest income                                             1,293                    1,013
------------------------------------------------------------------------------------------------------------
Noninterest expenses:
  Salaries and employee benefits                                     3,103                    2,821
  Occupancy expenses                                                   620                      602
  Equipment expenses                                                   523                      368
  Merger related expenses                                              351                    1,874
  Other operating expenses                                           1,621                    1,413
------------------------------------------------------------------------------------------------------------
Total noninterest expenses                                           6,218                    7,078
------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                             2,622                    1,368
------------------------------------------------------------------------------------------------------------
Provision for income taxes:
  Income tax expense                                                   772                      576
  Deferred income tax effect of pre-1988 thrift
    Reserve for credit losses                                           --                    1,601
------------------------------------------------------------------------------------------------------------
Provision for income taxes                                             772                    2,177
------------------------------------------------------------------------------------------------------------
Net Income (loss)                                                   $1,850                    $(809)
============================================================================================================
Net income (loss) per share                                          $0.34                   ($0.15)
============================================================================================================
Dividends declared per share                                         $0.15                    $0.12
============================================================================================================
Weighted average number
  of shares outstanding                                          5,361,625                5,360,010
============================================================================================================

(1) Total interest expense has been reduced by $96,000 for capitalized construction period interest during the three month period ended March 31, 1996, while no adjustment was required for the three month period ended March 31, 1997.
                                       3

FCNB CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 1997 and 1996
(Dollars in thousands)

                                                                                        (Unaudited)            (Unaudited)
---------------------------------------------------------------------------------------------------------------------------
                                                                                            1997                  1996
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                                                                       $   1,850               ($809)
   Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation and amortization                                                         402                 288
         Provision for credit losses                                                           231                  72
         Provision for deferred income taxes (benefits)                                        (62)               (511)
         Net premium amortization (discount accretion)
          on investment securities                                                              84                  15
         Accretion of net loan origination fees                                               (105)               (169)
         Net securities gains                                                                  (87)                (65)
         Net loss on disposition of bank
          premises and equipment                                                                --                  10
         Net gain on sale of foreclosed properties                                              --                 (10)
         Decrease (Increase) in other assets                                               (14,061)              4,272
         Decrease (Increase) in loans held for sale(1)                                       2,830              (4,107)
         Increase (Decrease) in accrued interest and other liabilities                       1,117                (294)
---------------------------------------------------------------------------------------------------------------------------
                 Net cash provided by operating activities                                  (7,801)             (1,308)
---------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sales of investment securities - available for sale                         24,377                 949
  Proceeds from maturities of investment securities - available for sale                     6,439               3,978
  Proceeds from maturities of investment securities - held to maturity                       1,326               8,010
  Purchases of investment securities - available for sale                                  (36,762)            (17,370)
  Net decrease (increase) in loans                                                         (15,038)                395
  Purchases of bank premises and equipment                                                    (588)             (1,892)
  Purchase of foreclosed properties                                                           (183)                 --
  Investment in foreclosed properties                                                           --                (316)
  Proceeds from dispositions of foreclosed properties                                           70                  78
---------------------------------------------------------------------------------------------------------------------------
                 Net cash (used in) investing activities                                   (20,359)             (6,168)
---------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase and (decrease) in noninterest-bearing
      deposits, NOW accounts, money market accounts, and
      savings accounts                                                                      (8,304)              4,532
  Net increase in time deposits                                                             17,129               2,532
  Net increase (decrease) in short-term borrowings                                          18,372               4,130
  Proceeds from long-term debt                                                                  --                 500
  Proceeds from sale of stock                                                                   26                 423
  Repurchase of common stock                                                                  (213)                 --
  Dividend reinvestment plan                                                                    --                  (3)
  Dividends paid                                                                              (802)               (663)
---------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by financing activities                                 26,208              11,451
---------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                            (1,952)              3,975
Cash and cash equivalents:
  Beginning of period                                                                       44,526              46,363
---------------------------------------------------------------------------------------------------------------------------
                 End of period                                                             $42,574             $50,338
===========================================================================================================================

                                   (CONTINUED)

FCNB CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 1997 and 1996
(Dollars in thousands)

                                                                                          (Unaudited)          Unaudited)
---------------------------------------------------------------------------------------------------------------------------
                                                                                              1997                1996
---------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures:
  Interest paid                                                                             $5,978              $5,952
---------------------------------------------------------------------------------------------------------------------------
Income taxes paid (refunds)                                                                  ($357)               $720
---------------------------------------------------------------------------------------------------------------------------
Supplemental schedule of noncash investing and
 financing activities:
      Foreclosed properties acquired in settlement of loans                                   $157                $106
---------------------------------------------------------------------------------------------------------------------------
      Bank premises transferred to other assets                                                 --              $1,235
---------------------------------------------------------------------------------------------------------------------------
      Surplus from stock option transactions                                                   $55                  --
---------------------------------------------------------------------------------------------------------------------------


(1) Loans held for sale are generally held for periods of ninety days or less.

FCNB CORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - The accompanying unaudited consolidated financial statements for FCNB Corp (the "Company") have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements have been prepared utilizing the interim basis of reporting and, as such, reflect all adjustments which are normal and recurring in nature and are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. The financial data for the period ended March 31, 1996 contained in these unaudited consolidated financial statements includes the effects of the pooling-of-interest transaction with Laurel Bancorp, Inc. ("Laurel"). The period ended March 31, 1996 includes the results of operations from Laurel for the period December 1, 1995 to January 1, 1996, the effective date of the merger. The net income for Laurel for the month ended December 31, 1995 was $124,000 and is not considered to be a material amount relative to the consolidated net loss. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

Note 2 - Merger and Acquisitions: On March 7, 1997, the Company merged its two wholly-owned banking subsidiaries, FCNB Bank and Elkridge Bank, with FCNB Bank surviving.

On April 30, 1996, the Company consummated its merger of Harbor Investment Corporation ("Harbor"), the holding company for Odenton Federal Savings and Loan Association, Odenton, Maryland, with and into the Company. This transaction included approximately $35.0 million in assets, the assumption of approximately $31.4 million in liabilities at a purchase price of $6.67 million. This transaction was accounted for as a purchase and $3.21 million of goodwill was recorded. The Company has decided to amortize the goodwill, using the straight-line method over a 25 year period. The Company's results of operations reflect earnings from Harbor only since the date of the acquisition. The pro forma combined information for the Harbor transaction is disclosed in the table below.

The results of operations for the Company in the three month period ended March 31, 1996 include total income and net income of Laurel for the period December 1, 1995 to January 26, 1996, the effective date of the merger totaling $1,510,000 and $661,000, respectively. The results of operations for the Company and the pro forma combined information related to the Harbor merger as if its acquisition had occurred on January 1, 1996 are as follows:

                                                                     Pro forma
For the Three Months Ended March 31, 1996    Company       Harbor     Combined
-----------------------------------------    -------       ------     --------
Total income                                 $14,512         $778      $15,290
Net income (loss)                               (809)          67         (742)
Net income (loss) per share                    (0.15)                    (0.14)

Note 3 - Investments: Using the criteria specified in Statement 115, the Company classifies its investments in debt and equity securities at March 31, 1997 and December 31, 1996 into two categories: held-to-maturity and available-for-sale.

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

Securities classified as available-for-sale are equity securities with readily determinable fair values and those debt securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. These securities are carried at fair value with any unrealized gains or losses reported in shareholders' equity, net of the related deferred tax effect.

As of March 31, 1997, the gross unrealized losses in the Company's investment portfolio were $555,000 in the held-to-maturity investment portfolio and $1.62 million in the available-for-sale investment portfolio compared to $472,000 and $714,000, respectively, as of December 31, 1996. The increase in the gross unrealized losses in the total investment portfolio is principally the result of an increase in market interest rates in early 1997. Since the

Company's held-to-maturity investment portfolio includes fixed rate investment securities that have below current market interest rates, the future operating results of the Company would be negatively impacted in an increasing rate environment. This reduction in net interest income would result when the cost of funding the Company's operations increases, while the income earned on the held-to-maturity portfolio remains constant.

The amortized cost and estimated fair value of securities classified as held-to-maturity at March 31, 1997 are as follows:

HELD-TO-MATURITY PORTFOLIO
---------------------------------------------------------------------------------------------------------------------------
                                                                            Gross          Gross      Estimated
                                                          Amortized      Unrealized     Unrealized      Fair
March 31,1997                                               Cost           Gains          Losses        Value
---------------------------------------------------------------------------------------------------------------------------
                                                                          (dollars in thousands)
U.S. Treasury and other U.S.
    government agencies and corporations                    $ 4,896        $  --           $ 26        $ 4,870
State and political subdivisions                              4,898          432             --          5,330
Mortgage-backed debt securities                              22,449          157            529         22,077
-------------------------------------------------------------------------------------------------------------------------
                                                            $32,243         $589           $555        $32,277
=========================================================================================================================


The amortized cost and estimated fair value of securities classified as available-for-sale at March 31,1997 are as follows:

AVAILABLE-FOR-SALE PORTFOLIO
---------------------------------------------------------------------------------------------------------------------------
                                                                            Gross          Gross      Estimated
                                                          Amortized      Unrealized     Unrealized      Fair
March 31,1997                                               Cost           Gains          Losses        Value
---------------------------------------------------------------------------------------------------------------------------
                                                                           (dollars in thousands)
U.S. Treasury and other U.S.
    government agencies and corporations                   $ 41,969           $  36         $  233     $ 41,772
Corporate bonds                                               9,850               6            213        9,643
Mortgage-backed debt securities                             101,865             338          1,162      101,041
Equity securities                                            14,268             386             13       14,641
---------------------------------------------------------------------------------------------------------------------------
                                                           $167,952            $766         $1,621     $167,097
===========================================================================================================================

The gross realized gains on securities sold from the available-for-sale portfolio for the first three months of 1997 and 1996 are $182,000 and $72,000, respectively. The gross realized losses on securities sold from the available-for-sale portfolio for the same periods are $95,000 and $7,000, respectively.

The  amortized  cost and  estimated  fair  value  of  securities  classified  as
held-to-maturity  and   available-for-sale  at  March  31,  1997  summarized  by
contractual maturity, are as follows:

                                                                Held-to-maturity                   Available-for-sale
---------------------------------------------------------------------------------------------------------------------------
                                                                          Estimated                   Estimated
                                                          Amortized         Fair         Amortized      Fair
March 31, 1997                                              Cost            Value          Cost         Value
---------------------------------------------------------------------------------------------------------------------------
                                                                            (dollars in thousands)

Due in one year or less                                     $   817         $   838       $ 17,198     $ 17,081
Due after one through five years                              7,155           7,345         24,452       24,317
Due after five through ten years                              1,722           1,916          9,229        9,103
Due after ten years                                             100             101            940          914
Mortgage-backed debt securities                              22,449          22,077        101,865      101,041
Equity securities                                                --              --         14,268       14,641
---------------------------------------------------------------------------------------------------------------------------
                                                            $32,243         $32,277       $167,952     $167,097
===========================================================================================================================

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

The amortized cost and estimated fair value of securities classified as held-to-maturity at December 31, 1996 are as follows:

HELD-TO-MATURITY PORTFOLIO
---------------------------------------------------------------------------------------------------------------------------
                                                                         Gross         Gross        Estimated
                                                          Amortized   Unrealized    Unrealized        Fair
December 31, 1996                                           Cost        Gains         Losses          Value
---------------------------------------------------------------------------------------------------------------------------
                                                                          (dollars in thousands)
U.S. Treasury and other U.S.
    government agencies and corporations                   $  5,114       $   17       $     5       $  5,126
State and political subdivisions                              5,138          480            --          5,618
Mortgage-backed debt securities                              23,273          190           467         22,996
---------------------------------------------------------------------------------------------------------------------------
                                                            $33,525         $687          $472        $33,740
===========================================================================================================================

The amortized cost and estimated fair value of securities classified as available-for-sale at December 31, 1996 are as follows:

AVAILABLE-FOR-SALE PORTFOLIO
---------------------------------------------------------------------------------------------------------------------------
                                                                         Gross         Gross        Estimated
                                                          Amortized   Unrealized    Unrealized        Fair
December 31, 1996                                           Cost        Gains         Losses          Value
---------------------------------------------------------------------------------------------------------------------------
                                                                                          (dollars in thousands)
U.S. Treasury and other U.S.
    government agencies and corporations                   $ 34,300      $   379         $  42       $ 34,637
Corporate Bonds                                               6,925           56            32          6,949
Mortgage-backed debt securities                             107,741          636           628        107,749
Equity securities                                            13,080          457            12         13,525
---------------------------------------------------------------------------------------------------------------------------
                                                           $162,046       $1,528          $714       $162,860
===========================================================================================================================

Note 4 - Recent Accounting Pronouncements: The FASB has issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" in February 1997 with an effective date of December 15, 1997. The Company has determined that the adoption of this Statement will not have a material effect on its disclosures.


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

   The following discussion and related financial data for the Company provides an overview of the financial condition and results of operations of the Company and its wholly-owned subsidiaries, which is presented on a consolidated basis. The principal subsidiary of the Company is FCNB Bank. For the first three months, the Company reported earnings of $1.85 million in 1997 and a loss of $809,000 in 1996. However, net income before specific one-time merger related costs was $2.07 million in 1997 compared to $2.08 million for the same period in 1996. The financial results for the first quarter of 1996 were unfavorably impacted by the deferred income tax effect totaling $1.60 million on the pre-1988 thrift reserves for credit losses.

   Return on average assets and return on average equity are key measures of earnings performance. Return on average assets measures the ability of a bank to utilize its assets in generating income. Return on average assets annualized for the three months ended March 31, 1997 was .94%, and 1.05% before specific one-time merger related costs, compared to annualized rates of (0.49%) and 1.27%, respectively, for the same period in 1996. The annualized return on average shareholders' equity, which measures the income earned on the capital invested, for the three months ended March 31, 1997 was 10.72%, and 11.96% before specific one-time merger related costs, compared to annualized rates of (4.94%) and 12.68%, respectively for the three months ended March 31, 1996.

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

Net Interest Income
-------------------

   Net interest income represents the Company's gross profit from lending and investment activities, and is the most significant component of the Company's earnings. Net interest income is the difference between interest and related fee income on earning assets (primarily loans and investment securities) and the cost of funds (primarily deposits and short-term borrowings) supporting them. To facilitate the analysis of net interest income, the table on page 15 is presented on a taxable equivalent basis to adjust for the tax-exempt status of certain loans and investment securities. This adjustment, based on the statutory federal income tax rate of 34%, increases the tax-exempt income to an amount representing an estimate of what would have been earned if that income were fully taxable.

   Taxable equivalent net interest income for the first three months of 1997 totaled $7.83 million, increasing 10.4% from the $7.09 million recorded for the same period in 1996. The Company's average interest-earning assets increased 19.1% to $724.41 million from March 31, 1996. This increase was primarily funded with a 22.2% increase in the Company's average interest-bearing liabilities, and a 15.1% increase in its average noninterest-bearing deposits for the same period.

   The Company's net interest margin (taxable equivalent net interest income as a percent of average interest-earning assets) was 4.32% and 4.66% for the first quarter of 1997 and 1996, respectively. The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest-bearing liabilities. This spread decreased by 24 basis points in the first quarter of 1997 when compared to the same period in the prior year. The yield on earning assets decreased 27 basis points to 8.16%, while the rates paid on interest-bearing liabilities decreased by only 3 basis points to 4.35%.

   The rate of interest earned on interest-earning assets and the rate paid on interest-bearing liabilities, while significantly affected by the actions taken by the Federal Reserve to control economic growth, are influenced by competitive factors within the Company's market. Competitive pressures during late 1996 and early 1997 for both loans and the funding sources needed to satisfy loan demand within the Company's market area caused its net interest spread to narrow. The management of the Company feels that the competitive pressures in this market will cause the net interest spread to continue to be under pressure during 1997. Therefore, the Company is currently pursuing operating efficiencies through improved technology and is evaluating new products and services in an effort to enhance its level of noninterest income. There can be no assurance that these benefits will be realized.

   Management of the Company employs extensive computer simulations to model the impact of rising and falling interest rates. These simulations are based on numerous assumptions management determines from their strategic planning process and are run on a monthly basis using a shock analysis technique to determine the effects on the Company's net income assuming an immediate increase or decrease in interest rates. The Company has an interest rate risk management policy that seeks to limit the amount of deterioration in net income, associated with an assumed interest rate shock of +/- 100 and +/- 200 basis point change in interest rates, to no more than 10% and 20% of net income, respectively.

Noninterest Income
------------------

   Noninterest  income  increased  $280,000  (27.6%) for the three  months ended
March 31, 1997, when compared to the same period in 1996. This increase was partially attributable to the increase in service fee income of $61,000 which was due to an increase in the volume of deposit accounts maintained. The gains recognized on sales of loans into the secondary mortgage market in 1997 totaled $148,000 compared to the $89,000 recognized during 1996. Security gains increased in 1997 to $87,000 from the $65,000 realized in 1996. The increase in other operating income of $138,000 was primarily attributable to the Company implementing a Bank Owned Life Insurance program.

   The Company is adding new products and services to enhance its level of noninterest income in an effort to mitigate the effect of its decreasing net interest spread. Some of these products are fee-based and, accordingly, the income from these products is less sensitive to fluctuations in the level of interest rates. The Company has an arrangement with BankMark, a third party provider of mutual funds and annuities, to offer these products to its customers. The arrangement enables the Company to earn commissions on the sale of mutual funds and annuities while providing customers access to alternative investment products. In January 1997, the Company began to offer asset management and trust services. Additionally, revenue from service charges on deposit accounts will continue to increase as the volume of accounts maintained expands.

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

Noninterest Expenses
--------------------

   Noninterest expenses, excluding merger related expenses, increased $663,000 (12.7%) for the first three months of 1997, when compared to the first three months of 1996.

   Total salaries and employee benefits increased $282,000 (10.0%) over the first three months of 1996. The increase in salaries and employee benefits is attributable to the increased wages of the employees, the increased costs of health and pension benefits, and the additional staffing for the Odenton branch acquired in April 1996, the opening of the headquarters branch in March 1996 and the opening of the Asset Management and Trust Division in January 1997.

   Occupancy expenses increased $18,000(3.0%) while equipment expenses increased $155,000 (42.1%) over the first three months of 1996. The increase in occupancy and equipment expenses is primarily associated with the increased costs of maintaining the new corporate headquarters facility. These costs include additional depreciation, utility expenses and real estate taxes. Equipment expenses have also increased due to higher ATM expenses.

   Other operating expenses increased $208,000 (14.7%) compared to the first quarter of 1996. The increase in operating expenses is primarily caused by the new data processing outsourcing arrangement which was put into place in November 1996. The Company has an arrangement which allows the Company to grow substantially over the next five years with little increase in the data processing costs over that time period.

Income Taxes
------------

   The Company's effective tax rates for the first three months of 1997and 1996 were 29.4% and 159.1%, respectively. The Company's income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain loans, investment securities and the Bank Owned Life Insurance program.

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

Selected information concerning the Company's recorded investment in impaired loans and related interest income are summarized as follows:

-------------------------------------------------------------------------------------------------------------
March 31, 1997                                                                 1997                   1996
-------------------------------------------------------------------------------------------------------------
                                                                                 (dollars in thousands)
Impaired loans with specific allocation of allowance for credit losses        $2,020               $3,030
Specific allocation of allowance for credit losses                               393                  690
Other impaired loans                                                             753                  512
Average recorded investment in impaired loans                                  2,774                3,560
Interest income recognized on impaired loans based on cash
    payments received                                                             28                   15
-------------------------------------------------------------------------------------------------------------
Additional   information   concerning  the  Company's  recorded   investment  in
nonaccrual loans, for which impairment had not been recognized are as follows:

                                                                                         March 31,
-------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                          1997                  1996
-------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                                                $307                  $756
Interest income not recognized due to loans in nonaccrual status                   6                    36
-------------------------------------------------------------------------------------------------------------

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

   The allowance for credit losses was $5.51 million, or 1.07% of total loans, net of unearned income, at March 31, 1997, compared to $5.25 million, or 1.20% as of March 31, 1996, and $5.12 million, or 1.03% as of December 31, 1996. The allowance for credit losses to nonperforming loans was 93.7%, 113.5% and 71.5% as of March 31, 1997, March 31, 1996 and December 31, 1996, respectively.

   Total nonperforming assets as of March 31, 1997 were $9.23 million, a $1.04 million increase from the level of nonperforming assets as of March 31, 1996, and a $1.07 million decrease from the level as of December 31, 1996. Total nonperforming assets as of March 31, 1997, including properties acquired through foreclosure, represent 1.14% of total assets, compared to 1.22% and 1.32% as of March 31, 1996 and December 31, 1996, respectively.

   Nonperforming assets at March 31, 1997 included $3.08 million of nonaccrual loans, $2.80 million of loans past due 90 days or more, $1.60 million of foreclosed commercial properties, $556,000 of foreclosed residential properties and $1.19 million for the Company's vacated Operations Center transferred to other real estate owned.


Allowance for Credit Losses
----------------------------------------------------------------------------------------------------------------
                                                                  Three months
                                                                       ended                  Year ended
                                                                  March 31, 1997          December 31, 1996
----------------------------------------------------------------------------------------------------------------
Average total loans outstanding during period                           $505,418               $464,440
----------------------------------------------------------------------------------------------------------------
Allowance at beginning of year                                            $5,123                 $5,242
----------------------------------------------------------------------------------------------------------------
Charge-offs:
 Real estate - construction                                                   --                     --
 Real estate - mortgage                                                       --                    136
 Commercial and agricultural                                                  91                    570
 Consumer                                                                     22                    293
----------------------------------------------------------------------------------------------------------------
    Total charge-offs                                                        113                    999
----------------------------------------------------------------------------------------------------------------
Recoveries:
 Real estate - construction                                                   --                     --
 Real estate - mortgage                                                       --                     --
 Commercial and agricultural                                                 248                     20
 Consumer                                                                     24                     80
----------------------------------------------------------------------------------------------------------------
    Total recoveries                                                         272                    100
----------------------------------------------------------------------------------------------------------------
Net charge-offs(recoveries)                                                 (159)                   899
----------------------------------------------------------------------------------------------------------------
Additions to allowance charged to operating expenses                         231                    318
----------------------------------------------------------------------------------------------------------------
Other transfers and allowance
 on loans acquired with purchased entity                                      --                    462
----------------------------------------------------------------------------------------------------------------
Allowance at end of period                                                $5,513                 $5,123
----------------------------------------------------------------------------------------------------------------
Ratio of net charge-offs to average total loans                            (0.03)%                 0.19%
----------------------------------------------------------------------------------------------------------------

Allocation of Allowance for Credit Losses
----------------------------------------------------------------------------------------------------------------

                                                                March 31, 1997          December 31, 1996
                                                                            (1)                          (1)
----------------------------------------------------------------------------------------------------------------
Real estate - construction                                  $   518          11%         $ 1,059       11%
Real estate - mortgage                                        3,412          67            2,300       67
Commercial and agricultural                                     805          11              855       11
Consumer                                                        447          11              534       11
Unallocated                                                     331          --              375       --
----------------------------------------------------------------------------------------------------------------
Total Allowance                                              $5,513         100%          $5,123      100%
----------------------------------------------------------------------------------------------------------------

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

    As of March 31, 1997, the Company had loans totaling $14.78 million that were current but as to which there are concerns as to the ability of the borrowers to comply with present loan repayment terms. While management of the Company does not anticipate any loss not previously provided for on these loans, changes in the financial condition of these borrowers may necessitate future modifications in their loan repayment terms.

   At March 31, 1997, the Company had no concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparts that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.


    There were no other interest-bearing assets at March 31, 1997, classifiable as nonaccrual, past due, restructured or problem assets.

Distribution of Assets, Liabilities and Shareholders' Equity;
-------------------------------------------------------------
Interest Rates and Interest Differentials
-----------------------------------------

   The following table shows average balances of asset and liability categories, interest income and paid, and average yields and rates for the periods indicated:

                                                                          Three months ended
                                                                              March 31,
                                            ----------------------------------------------------------------------------
                                                             1997                             1996
                                            ----------------------------------------------------------------------------
                                             Average     Interest    Average    Average   Interest      Average
                                             daily       Income1/     yield/    daily     income1/      yield/
                                             balance      paid        rate     balance      paid         rate
                                            ----------------------------------------------------------------------------
Assets                                                              (dollars in thousands)
Interest-earning assets:
  Interest-bearing deposits                   $3,831      $    33      3.45%     $3,461   $     57        6.59%
------------------------------------------------------------------------------------------------------------------------
  Federal funds sold                          11,386          152      5.34%     21,334        280        5.25%
------------------------------------------------------------------------------------------------------------------------
  Loans held for sale                          1,839           30      6.53%      3,719         66        7.10%
------------------------------------------------------------------------------------------------------------------------
  Investment securities:
   Taxable                                   196,860        3,105      6.31%    132,049      2,150        6.51%
   Tax exempt                                  5,074          142     11.23%      7,891        226       11.44%
------------------------------------------------------------------------------------------------------------------------
 Total investment securities                 201,934        3,247      6.43%    139,940      2,376        6.79%
------------------------------------------------------------------------------------------------------------------------
  Loans 2                                    505,418       11,321      8.96%    439,557     10,042        9.14%
------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                724,408       14,783      8.16%    608,011     12,821        8.43%
Noninterest-earning assets                    59,140                             47,329
Net effect of SFAS 115                           407                                502
------------------------------------------------------------------------------------------------------------------------
      Total assets                          $783,955                           $655,842
------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Interest-bearing deposits 3               $509,868        5,267      4.13%   $467,693      4,950        4.23%
  Long-term debt 4                                --           --        --       5,833         66        4.53%
  Other short-term borrowings                129,306        1,689      5.22%     49,685        716        5.76%
------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
 liabilities                                 639,174        6,956      4.35%    523,211      5,732        4.38%
------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                  69,464                             60,328
Noninterest-bearing liabilities                6,275                              6,797
------------------------------------------------------------------------------------------------------------------------
      Total liabilities                      714,913                            590,336
------------------------------------------------------------------------------------------------------------------------
Shareholders' equity                          68,635                             65,004
Net effect of unrealized
 gain (loss) on securities                       407                                502
------------------------------------------------------------------------------------------------------------------------
      Total shareholders' equity              69,042                             65,506
------------------------------------------------------------------------------------------------------------------------
      Total liabilities and
        shareholders' equity                $783,955                           $655,842
------------------------------------------------------------------------------------------------------------------------
Net interest income                                        $7,827                           $7,089
------------------------------------------------------------------------------------------------------------------------
  Net interest spread                                                  3.81%                              4.05%
------------------------------------------------------------------------------------------------------------------------
  Net interest margin                                                  4.32%                              4.66%
------------------------------------------------------------------------------------------------------------------------

1 Taxable equivalent adjustments of $49,000 for 1997 and $77,000 for 1996 are included in the interest income for total interest-earning assets. The statement of income for the three month period ended March 31, 1996 includes the results of operations for Laurel for the period from December 1, 1995 to January 26, 1996, the effective date of the merger. To facilitate an analysis of this table, the effects of interest income and interest expense in the amounts of $755,000 and $358,000, respectively, for Laurel during the month of December 1995 have been eliminated from the above analysis.
2 Nonaccruing loans, which include impaired loans, are included in the average balances. Net loan fees included in interest income totaled $283,000 in 1997 and in 1996.
3 The interest paid on interest-bearing deposits in 1996 includes $42,000 of capitalized construction period interest.

4 The interest paid on long-term debt in 1996 includes $54,000 of capitalized construction period interest while none was paid in 1997.

Capital Resources
-----------------

    The following table shows the risk-based capital and the leverage ratios for the Company as of March 31, 1997:

------------------------------------------------------------------------------------------------------------
                                                                                           To Be Well
                                                                                       Capitalized Under
                                                               For Capital             Prompt Corrective
                                       Actual               Adequacy Purposes:         Action Provisions:
(dollars in thousands)           Amount      Ratio         Amount        Ratio         Amount      Ratio
------------------------------------------------------------------------------------------------------------
As of March 31, 1997:
---------------------

Total Capital
  (to Risk-Weighted Assets):
    FCNB Corp                     $71,499   12.81%        $44,652       8.0%             N/A        N/A
    FCNB Bank                     $58,077   10.46%        $44,403       8.0%           $55,504      10.0%


Tier I Capital
  (To Risk-Weighted Assets):
    FCNB Corp                     $65,986   11.82%        $22,326       4.0%           N/A          N/A
    FCNB Bank                     $52,564    9.47%        $22,201       4.0%           $33,302       6.0%


Tier I Capital
  (To Average Assets):
    FCNB Corp                     $65,986    8.46%        $23,399       3.0%            N/A          N/A
    FCNB Bank                     $52,564    8.35%        $18,884       3.0%           $31,474       5.0%


PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.


    (a)  Exhibits

         No. 11 Statement Regarding Computation of Per Share Earnings

    (b)  Report on Form 8-K.  None filed during the first quarter of 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                FCNB CORP
                                (Registrant)



May 9, 1997                     BY: /s/ Patrick Linton
                                    -----------------------------------------
                                A. Patrick Linton, President,
                                Chief Executive Officer and
                                Director





May 9, 1997                     BY: /s/ Mark A. Severson
                                    -----------------------------------------
                                Mark A. Severson, Senior Vice President and
                                Treasurer