Form 10-Q
period 1997-06-30
FCNB CORP
filed 1997-08-11
CIK 803644

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For Quarter Ended            Commission file number
                      June 30, 1997                      015645

                                    FCNB Corp
             (Exact name of registrant as specified in its charter)

                  MARYLAND                               521479635
            (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)              Identification No.)

           7200 FCNB Court, Frederick, Maryland             21703
         (Address of principal executive offices)         (Zip Code)

        Registrant's telephone number, including area code:(301) 6622191

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X   No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $1 par value per share, 5,372,197 shares outstanding as of July 31, 1997.

PART I FINANCIAL INFORMATION    Item 1. Financial Statements
FCNB CORP AND SUBSIDIARIES
Consolidated Balance Sheets                    (Unaudited)       (Unaudited)
(Dollars in thousands, except per share       June 30, 1997    December 31, 1996
 amounts)
--------------------------------------------------------------------------------
ASSETS
Cash and due from banks                         $ 30,506            $ 31,023
Interest-bearing deposits in other banks             828               1,065
Federal funds sold                                16,918              12,438
-----------------------------------------------------------------------------
  Cash and cash equivalents                       48,252              44,526
-----------------------------------------------------------------------------
Loans held for sale                                   26               3,162
-----------------------------------------------------------------------------
Investment securities held to maturity at
  amortized cost-fair value of $40,115
    in 1997 and $33,740 in 1996                   39,947              33,525
-----------------------------------------------------------------------------
Investment securities available for sale -
  at fair value                                  182,051             162,860
----------------------------------------------------------------------------
Loans                                            533,635             498,391
Less:  Allowance for credit losses                (5,649)             (5,123)
          Unearned income                           (202)               (396)
-----------------------------------------------------------------------------
     Net loans                                   527,784             492,872
-----------------------------------------------------------------------------
Bank premises and equipment                       23,059              22,691
-----------------------------------------------------------------------------
Other assets                                      28,496              19,533
-----------------------------------------------------------------------------
     Total Assets                                849,615            $779,169
=============================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
  Noninterest-bearing deposits                  $ 78,920            $ 76,365
  Interest-bearing deposits                      529,271             510,709
-----------------------------------------------------------------------------
     Total deposits                              608,191             587,074
-----------------------------------------------------------------------------
Short-term borrowings:
  Federal funds purchased and securities
    sold under agreements to repurchase           38,090               40,739
  Other short-term borrowings                    126,140               76,516
Accrued interest and other liabilities             5,122                5,730
-----------------------------------------------------------------------------
     Total liabilities                           777,543              710,059
-----------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Preferred stock, per share par value $1.00;
  1,000,000 shares authorized; none outstanding       --                   --
Common stock, per share par value $1.00;
  20,000,000 shares authorized; 5,358,560
  shares issued and outstanding in 1997
  and 5,364,560 in 1996                            5,359                5,365
Surplus                                           26,492               26,652
Retained earnings                                 39,034               36,589
Net unrealized gain on securities
  available for sale                               1,187                  504
--------------------------------------------------------------------------------
     Total shareholders' equity                   72,072               69,110
--------------------------------------------------------------------------------
     Total liabilities and shareholders'
          equity                                $849,615             $779,169

================================================================================


FCNB CORP AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
For the Three and Six Months Ended June 30, 1997 and 1996
(Dollars in thousands, except per share amounts)
---------------------------------------------------------------------------------------------------
                                                   For Three Months             For Six Months
                                                     Ended June 30,             Ended June 30,
                                                   1997          1996           1997     1996
---------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                     $11,831        $10,404      $23,181       $21,173
  Interest and dividends on investments:
    Taxable                                        3,250          2,187        6,206         4,291
    Tax exempt                                        90            135          184           284
    Dividends                                        141            138          290           258
  Interest on federal funds                           97            180          249           460
  Other interest income                               38             35           71           112
---------------------------------------------------------------------------------------------------
Total interest income                             15,447         13,079       30,181        26,578
---------------------------------------------------------------------------------------------------
Interest expense:
  Interest on deposits                             5,481          4,945       10,748        10,170
  Interest on federal funds purchased and
    securities sold under agreements to
    repurchase                                       553            217        1,221           507
 Interest on other short-term borrowings           1,352            580        2,373         1,041
 Interest on long-term debt                           --            128           --           146
---------------------------------------------------------------------------------------------------
Total interest expense(1)                          7,386          5,870       14,342        11,864
---------------------------------------------------------------------------------------------------
Net interest income                                8,061          7,209       15,839        14,714
Provision for credit losses                          231             72          462           144
---------------------------------------------------------------------------------------------------
Net interest income after provision
 for credit losses                                 7,830          7,137       15,377        14,570
---------------------------------------------------------------------------------------------------
Noninterest income:
  Service fees                                       715            610        1,342         1,176
  Net securities gains                                57             96          144           161
  Gain on sale of loans                               88            133          236           222
  Other operating income                             592            336        1,023           629
---------------------------------------------------------------------------------------------------
Total noninterest income                           1,452          1,175        2,745         2,188
---------------------------------------------------------------------------------------------------
Noninterest expenses:
  Salaries and employee benefits                   3,134          2,838        6,237         5,659
  Occupancy expenses                                 524            643        1,144         1,245
  Equipment expenses                                 478            432        1,001           800
  Merger related expenses                            109             26          460         1,900
  Other operating expenses                         1,619          1,518        3,240         2,931
---------------------------------------------------------------------------------------------------
Total noninterest expenses                         5,864          5,457       12,082        12,535
---------------------------------------------------------------------------------------------------
Income before provision for income taxes           3,418          2,855        6,040         4,223
---------------------------------------------------------------------------------------------------
Provision for income taxes:
  Income tax expense                               1,211          1,002        1,983         1,578
  Deferred income tax effect of pre-1988 thrift
   Reserve for credit losses                          --             --           --         1,601
---------------------------------------------------------------------------------------------------
Provision for income taxes                         1,211          1,002        1,983         3,179
===================================================================================================
Net Income                                        $2,207         $1,853       $4,057        $1,044
===================================================================================================
Net income  per share                              $0.41          $0.34        $0.76         $0.19
===================================================================================================
Dividends declared per share                       $0.15          $0.14        $0.30         $0.26
===================================================================================================
Weighted average number
 of shares outstanding                         5,358,560      5,387,854    5,360,880     5,389,317
==================================================================================================

(1) Total interest expense has been reduced by $12,000 and $108,000 for capitalized construction period interest for the three and six month periods ended June 30, 1996, respectively, while no adjustment was required for the three and six month periods ended June 30, 1997.



FCNB CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 1997 and 1996
(Dollars in thousands)
                                                                           (Unaudited)      (Unaudited)
-------------------------------------------------------------------------------------------------------
                                                                                 1997          1996
-------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                                                 $   4,057        $1,044
   Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation and amortization                                            725           688
         Provision for credit losses                                              462           144
         Provision for deferred income taxes (benefits)                           (91)           20
         Net premium amortization (discount accretion)
          on investment securities                                                 --            23
         Accretion of net loan origination fees                                  (318)         (270)
         Net securities gains                                                    (144)         (161)
         Net loss on disposition of bank
          premises and equipment                                                   --            10
         Net gain on sale of foreclosed properties                                 --           (19)
         Decrease (Increase) in other assets                                   (9,087)       (1,846)
         Decrease (Increase) in loans held for sale(1)                          3,136            (9)
         Increase (Decrease) in accrued interest and other liabilities           (608)         (150)
-------------------------------------------------------------------------------------------------------
                 Net cash (used in) operating activities                       (1,868)         (526)
-------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sales of investment securities - available for sale            29,157         1,095
  Proceeds from maturities of investment securities - available for sale       21,464         6,622
  Proceeds from maturities of investment securities - held to maturity          2,641         8,984
  Purchases of investment securities - available for sale                     (77,602)      (41,433)
  Purchases of investment securities - held to maturity                            --        (2,493)
  Net decrease (increase) in loans                                            (35,213)      (29,256)
  Purchases of bank premises and equipment                                     (1,033)       (3,932)
  Investment in foreclosed properties                                            (183)         (867)
  Proceeds from dispositions of foreclosed properties                              70           193
-------------------------------------------------------------------------------------------------------
                 Net cash (used in) investing activities                      (60,699)      (61,087)
-------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase (decrease) in noninterest-bearing
      deposits, NOW accounts, money market accounts, and
      savings accounts                                                         (1,514)       13,665
  Net increase in time deposits                                                22,631        25,168
  Net increase (decrease) in short-term borrowings                             46,975        18,698
  Proceeds from long-term debt                                                     --           500
  Proceeds from sale of stock                                                      26           423
  Repurchase of common stock                                                     (213)         (183)
  Dividend reinvestment plan                                                       --            (7)
  Dividends paid                                                               (1,612)       (1,418)
-------------------------------------------------------------------------------------------------------
                  Net cash provided by financing activities                    66,293        56,846
-------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                3,726        (4,767)
Cash and cash equivalents:
  Beginning of period                                                          44,526        46,363
-------------------------------------------------------------------------------------------------------
                 End of period                                                $48,252       $41,596
=======================================================================================================

                                   (Continued)





FCNB CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 1997 and 1996
(Dollars in thousands)


                                                                          (Unaudited)      (Unaudited)
-------------------------------------------------------------------------------------------------------
                                                                                 1997          1996
-------------------------------------------------------------------------------------------------------
Supplemental disclosures:
  Interest paid                                                            $13,906          $11,742
-------------------------------------------------------------------------------------------------------
Income taxes paid                                                          $ 1,532          $ 2,892
-------------------------------------------------------------------------------------------------------
Supplemental schedule of noncash investing and
 financing activities:
      Foreclosed properties acquired in settlement of loans                $   157          $   106
-------------------------------------------------------------------------------------------------------
      Bank premises transferred to other assets                                 --          $ 1,235
-------------------------------------------------------------------------------------------------------





(1) Loans held for sale are generally held for periods of ninety days or less.

FCNB CORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - The accompanying unaudited consolidated financial statements for FCNB Corp (the "Company") have been prepared in accordance with the instructions for Form 10Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements have been prepared utilizing the interim basis of reporting and, as such, reflect all adjustments which are normal and recurring in nature and are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. The financial data for the period ended June 30, 1996 contained in these unaudited consolidated financial statements includes the effects of the pooling-of-interest transaction with Laurel Bancorp, Inc. ("Laurel"). The period ended June 30, 1996 includes the results of operations from Laurel for the period December 1, 1995 to January 26, 1996, the effective date of the merger. The net income for Laurel for the month ended December 31, 1995 was $124,000 and is not considered to be a material amount relative to the consolidated net income. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

The results of operations for the Company in the six month period ended June 30, 1996 include total income and net income of Laurel for the period December 1, 1995 to January 26, 1996, the effective date of the merger totaling $1,510,000 and $261,000, respectively. The results of operations for the Company and the pro forma combined information related to the Harbor merger as if its acquisition had occurred on January 1, 1996 are as follows:

                                                                       Pro forma
For the Three Months Ended June 30, 1996       Company       Harbor    Combined
----------------------------------------       -------       ------    --------
Total income                                   $14,254         $259     $14,513
Net income                                       1,853           22       1,875
Net income  per share                             0.34                     0.35

For the Six Months Ended June 30, 1996
Total income                                   $28,766       $1,037     $29,803
Net income                                       1,044           89       1,133
Net income  per share                             0.19                     0.21

Note 3 - Investments: Using the criteria specified in Statement 115, the Company classifies its investments in debt and equity securities at June 30, 1997 and December 31, 1996 into two categories: held-to-maturity and available-for-sale.

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

As of June 30, 1997, the gross unrealized losses in the Company's investment portfolio were $368,000 in the held-to-maturity investment portfolio and $643,000 in the available-for-sale investment portfolio compared to $472,000 and $714,000, respectively, as of December 31, 1996. Since the Company's held-to-maturity investment portfolio includes fixed rate investment securities that have below current market interest rates, the future operating results of the Company would be negatively impacted in an increasing rate environment. This reduction in net interest income would result when the cost of funding the Company's operations increases, while the income earned on the held-to-maturity portfolio remains constant.

The amortized cost and estimated fair value of securities classified as held-to-maturity at June 30, 1997 are as follows:

HELD-TO-MATURITY PORTFOLIO
--------------------------------------------------------------------------------
                                                 Gross       Gross    Estimated
                                    Amortized  Unrealized  Unrealized   Fair
June 30,1997                          Cost      Gains        Losses    Value
--------------------------------------------------------------------------------
                                               (dollars in thousands)
U.S. Treasury and other U.S.
 government agencies and
 corporations                       $13,499    $  10     $    --     $ 13,509
State and political subdivisions      4,948      391           2        5,337
Mortgage-backed debt securities      21,500      135         366       21,269
--------------------------------------------------------------------------------
                                    $39,947      $536       $368      $40,115
================================================================================


The amortized cost and estimated fair value of securities classified as available-for-sale at June 30,1997 are as follows:

AVAILABLE-FOR-SALE PORTFOLIO
--------------------------------------------------------------------------------
                                                 Gross       Gross    Estimated
                                    Amortized  Unrealized  Unrealized   Fair
June 30,1997                          Cost      Gains        Losses    Value
--------------------------------------------------------------------------------
                                               (dollars in thousands)
U.S. Treasury and other U.S.
 government agencies and
 corporations                       $ 40,142      $  225     $ 43     $  40,324
Corporate bonds                        12,295         36       56        12,275
Mortgage-backed debt securities       113,281        716      537       113,460
Equity securities                      15,195        804        7        15,992
--------------------------------------------------------------------------------
                                    $ 180,913     $1,781     $643     $182,051
================================================================================

The gross realized gains on securities sold from the available-for-sale portfolio for the first six months of 1997 and 1996 are $230,000 and $200,000, respectively. The gross realized losses on securities sold from the available-for-sale portfolio for the same periods are $86,000 and $39,000, respectively.

The  amortized  cost and  estimated  fair  value  of  securities  classified  as
held-to-maturity  and   available-for-sale   at  June  30,  1997  summarized  by
contractual maturity, are as follows:

                                          Held-to-maturity    Available-for-sale
--------------------------------------------------------------------------------
                                               Estimated               Estimated
                                    Amortized    Fair      Amortized     Fair
June 30,1997                          Cost      Value        Costs      Value
--------------------------------------------------------------------------------
                                               (dollars in thousands)

Due in one year or less             $ 3,330     $  3,347   $  15,696   $  15,714
Due after one through five years     13,798       14,084      26,849      26,957
Due after five through ten years      1,219        1,314       9,892       9,928
Due after ten years                     100          101          --          --
Mortgage-backed debt securities      21,500       21,269     113,281     113,460
Equity securities                        --           --      15,195      15,992

--------------------------------------------------------------------------------
                                    $39,947      $40,115    $180,913    $182,051
================================================================================

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

The amortized cost and estimated fair value of securities classified as held-to-maturity at December 31, 1996 are as follows:

HELD-TO-MATURITY PORTFOLIO
--------------------------------------------------------------------------------
                                               Gross       Gross    Estimated
                                  Amortized  Unrealized  Unrealized   Fair
December 31, 1996                    Cost      Gains        Losses    Value
--------------------------------------------------------------------------------
                                               (dollars in thousands)
U.S. Treasury and other U.S.
 government agencies and
 corporations                     $  5,114    $   17     $     5     $  5,126
State and political subdivisions     5,138       480          --        5,618
Mortgage-backed debt securities     23,273       190         467       22,996
--------------------------------------------------------------------------------
                                  $ 33,525      $687        $472      $33,740
================================================================================

The amortized cost and estimated fair value of securities classified as available-for-sale at December 31, 1996 are as follows:

AVAILABLE-FOR-SALE PORTFOLIO
--------------------------------------------------------------------------------
                                               Gross       Gross    Estimated
                                  Amortized  Unrealized  Unrealized   Fair
December 31, 1996                    Cost      Gains        Losses    Value
--------------------------------------------------------------------------------
                                               (dollars in thousands)
U.S. Treasury and other U.S.
 government agencies and
  corporations                   $ 34,300     $   379       $  42    $ 34,637
Corporate Bonds                     6,925          56          32       6,949
Mortgage-backed debt securities   107,741         636         628     107,749
Equity securities                  13,080         457          12      13,525
--------------------------------------------------------------------------------
                                 $162,046      $1,528        $714    $162,860
================================================================================

Note 4 - Recent Accounting Pronouncements: The FASB has issued Statements of Financial Accounting Standards No. 128 "Earnings Per Share" in February 1997, No. 130 "Reporting Comprehensive Income" in June 1997, and No. 131 "Disclosures about Segments of an Enterprise and Related Information" with effective dates of December 15, 1997 for each pronouncement. The Company has determined that the adoption of these Statements will not have a material effect on its disclosures.


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

    The following discussion and related financial data for the Company provides an overview of the financial condition and results of operations of the Company and its wholly-owned subsidiaries, which is presented on a consolidated basis. The principal subsidiary of the Company is FCNB Bank. For the first six months, the Company reported earnings of $4.06 million in 1997 and $1.04 million in 1996. However, net income before merger related costs were $4.34 million in 1997 compared to $3.94 million for the same period in 1996. The financial results for the first half of 1996 were unfavorably impacted by the deferred income tax effect totaling $1.60 million on the pre-1988 thrift reserves for credit losses and $1.90 million in merger related expenses.

    Return on average assets and return on average equity are key measures of earnings performance. Return on average assets measures the ability of a bank to utilize its assets in generating income. Return on average assets annualized for the six months ended June 30, 1997 was 1.02%, and 1.09% before merger related costs, compared to annualized rates of .31% and 1.18%, respectively, for the same period in 1996. The annualized return on average shareholders' equity, which measures the income earned on the capital invested, for the six months ended June 30, 1997 was 11.69%, and 12.51% before merger related costs, compared to annualized rates of 3.22% and 12.15%, respectively for the six months ended June 30, 1996.

    The annualized return on average assets for the second quarter of 1997 before and after one time merger related costs were 1.13% and 1.09%, respectively, compared to 1.10% and 1.09%, respectively, for the same period in 1996. The annualized return on average stockholders' equity before and after one-time merger related costs was 13.05% and 12.64%, respectively, compared to 11.62% and 11.38%, respectively, for the same period in 1996.

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


Net Interest Income

    Net interest income represents the Company's gross profit from lending and investment activities, and is the most significant component of the Company's earnings. Net interest income is the difference between interest and related fee income on earning assets (primarily loans and investment securities) and the cost of funds (primarily deposits and shortterm borrowings) supporting them. To facilitate the analysis of net interest income, the table on page 15 is presented on a taxable equivalent basis to adjust for the tax-exempt status of certain loans and investment securities. This adjustment, based on the statutory federal income tax rate of 34%, increases the tax-exempt income to an amount representing an estimate of what would have been earned if that income were fully taxable.

    Taxable equivalent net interest income for the first half of 1997 totaled $15.95 million, increasing 11.1% from the $14.35 million recorded for the same period in 1996. The Company's average interest-earning assets increased 18.4% to $733.91 million from June 30, 1996. This increase was primarily funded with a 21.4% increase in the Company's average interest-bearing liabilities, and an 11.4% increase in its average noninterest-bearing deposits for the same period.

    For the second quarter of 1997, the net interest income totaled $8.12 million, increasing by 11.8% from the $7.27 million realized in the same period in 1996.

    The Company's net interest margin (taxable equivalent net interest income as a percent of average interest-earning assets) was 4.35% and 4.63% for the first six months of 1997 and 1996, respectively. The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest-bearing liabilities. This spread decreased by 19 basis points in the first half of 1997 when compared to the same period in the prior year. The yield on earning assets decreased 12 basis points to 8.26%, while the rates paid on interest-bearing liabilities increased 7 basis points to 4.42%.

    For the second quarter of 1997, the net interest margin was 4.38% compared to 4.60% in 1996. The spread during the period decreased 14 basis points which was principally caused by the increase in rates paid on interest-bearing liabilities being greater than the increase in the yields earned on the investment and loan portfolios. The yield on earning assets increased 3 basis points to 8.36% while the rates paid on interest-bearing liabilities increased by 17 basis points to 4.49%.

    The rate of interest earned on interest-earning assets and the rate paid on interest-bearing liabilities, while significantly affected by the actions taken by the Federal Reserve to control economic growth, are influenced by competitive factors within the Company's market. Competitive pressures during late 1996 and early 1997 for both loans and the funding sources needed to satisfy loan demand within the Company's market area and transactions related to leveraging the Company's capital position caused its net interest spread to narrow. The management of the

Company feels that the competitive pressures in this market will cause the net interest spread to continue to be under pressure during 1997. Therefore, the Company is currently pursuing operating efficiencies through improved technology and is evaluating new products and services in an effort to enhance its level of noninterest income. There can be no assurance that these benefits will be realized.

    Management of the Company employs extensive computer simulations to model the impact of rising and falling interest rates. These simulations are based on numerous assumptions management determines from their strategic planning process and are run on a monthly basis using a shock analysis technique to determine the effects on the Company's net income assuming an immediate increase or decrease in interest rates. The Company has an interest rate risk management policy that seeks to limit the amount of deterioration in net income, associated with an assumed gradual change in interest rates of +/- 100 and +/- 200 basis point change in interest rates, to no more than 10% and 20% of net income, respectively.


Noninterest Income

    Noninterest income increased $557,000 (25.5%) for the six months ended June 30, 1997, when compared to the same period in 1996. This increase was partially attributable to the increase in service fee income of $166,000 that was due to an increase in the volume of deposit accounts maintained. The gains recognized on sales of loans into the secondary mortgage market in 1997 totaled $236,000 compared to the $222,000 recognized during 1996. Security gains decreased in 1997 to $144,000 from the $161,000 realized in 1996. The increase in other operating income of $394,000 was primarily attributable to the Company implementing a Bank Owned Life Insurance program.

    For the second quarter of 1997, noninterest income increased by $277,000. This increase was primarily caused by the $156,000 of income generated from the Bank Owned Life Insurance program along with the increase in service fee income of $105,000.

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

    The Company's management is committed to developing and offering innovative, market-driven products and services that will generate additional sources of noninterest income. However, the future results of any of these products or services cannot be predicted at this time.


Noninterest Expenses

    Noninterest expenses, excluding merger related expenses, increased $987,000 (9.3%) for the first six months of 1997, when compared to the first six months of 1996.

    Total salaries and employee benefits increased $578,000 (10.2%) over the first half of 1996. The increase in salaries and employee benefits is attributable to the increased wages of the employees, the increased costs of health and pension benefits, and the additional staffing for the Odenton branch acquired in April 1996, the opening of the headquarters branch in March 1996 and the opening of the Asset Management and Trust Division in January 1997.

    Occupancy expenses decreased $101,000 (8.1%) while equipment expenses increased $201,000 (25.1%) over the first six months of 1996. The decrease in occupancy expenses primarily relates to the reclassification of the Company's Operations Center to other real estate owned when the operations were relocated to the new headquarters facility. The increase in equipment expenses is primarily associated with increased depreciation, and higher ATM and communication expenses.

    Other operating expenses increased $309,000 (10.5%) compared to the first half of 1996. The increase in operating expenses is primarily caused by the new data processing outsourcing arrangement, which was put into place in November 1996. The Company has an arrangement, which allows the Company to grow substantially over the next five years with little increase in the data processing costs over that time period.

    For the second  quarter of 1997,  salaries and benefits  increased  $296,000
(10.4%),  occupancy  expenses  decreased  $119,000 (18.5%),  equipment  expenses increased $46,000 (10.6%), and other operating expenses increased $101,000 (6.7%). The increase in salaries and benefits costs is primarily related to the increased number of employees, which increased by 20 from 335 as of June 30, 1996.

Income Taxes

    The Company's effective tax rates for the first half of 1997 and 1996 were 32.8% and 75.3%, respectively. The effective tax rate for 1996 is considerably higher than the effective tax rate experienced in 1997 due to the nondeductibility of certain merger related costs. Also, included in the income tax expense for 1996 is the deferred income tax effect of pre-1988 thrift reserves for credit losses. If these items are excluded from the income tax expense calculation the effective tax rate is 35.6%. The Company's income tax expense also differs from the amount computed at statutory rates primarily due to taxexempt interest from certain loans and investment securities and the Bank Owned Life Insurance program.

    For the second quarter of 1997 and 1996, the effective tax rates were 35.4% and 35.1%, respectively.

Allowance for Credit Losses and Problem Assets

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


Selected information concerning the Company's recorded investment in impaired loans and related interest income are summarized as follows:


                                                        June 30,
--------------------------------------------------------------------------------
                                                1997                1996
--------------------------------------------------------------------------------
                                                (dollars in thousands)

Impaired loans with specific allocation
 of allowance for credit losses               $1,970               $4,300
Specific allocation of allowance
 for credit losses                               556                  885
Other impaired loans                           1,090                2,500
Average recorded investment in
 impaired loans                                3,097                6,870
Interest income recognized on
 impaired loans based on cash
   payments received                              69                  141
--------------------------------------------------------------------------------

Additional   information   concerning  the  Company's  recorded   investment  in
nonaccrual loans, for which impairment had not been recognized are as follows:

                                                        June 30,
--------------------------------------------------------------------------------
                                                1997                1996
--------------------------------------------------------------------------------
                                                (dollars in thousands)

Nonaccrual loans                              $   --                $893
Interest income not recognized due
 to loans in nonaccrual status                    --                  46
--------------------------------------------------------------------------------

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

    The allowance for credit losses was $5.65 million, or 1.06% of total loans, net of unearned income, at June 30, 1997, compared to $5.45 million, or 1.16% as of June 30, 1996, and $5.12 million, or 1.03% as of December 31, 1996. The allowance for credit losses to nonperforming loans was 92.9%, 83.6% and 71.5% as of June 30, 1997, June 30, 1996 and December 31, 1996, respectively.

    Total nonperforming assets as of June 30, 1997 were $9.18 million, a $1.35 million decrease from the level of nonperforming assets as of June 30, 1996, and a $1.11 million decrease from the level as of December 31, 1996. Total nonperforming assets as of June 30, 1997, including properties acquired through foreclosure, represent 1.08% of total assets, compared to 1.47% and 1.32% as of June 30, 1996 and December 31, 1996, respectively.

    Nonperforming assets at June 30, 1997 included $3.11 million of nonaccrual loans, $2.98 million of loans past due 90 days or more, $1.33 million of foreclosed commercial properties, $569,000 of foreclosed residential properties and $1.19 million for the Company's vacated Operations Center transferred to other real estate owned.

Allowance for Credit Losses
--------------------------------------------------------------------------------
                                                Six months
                                                   ended          Year ended
                                               June 30, 1997   December 31, 1996
--------------------------------------------------------------------------------
Average total loans outstanding during
 period                                            $513,105      $464,440
--------------------------------------------------------------------------------
Allowance at beginning of year                     $  5,123      $  5,242
--------------------------------------------------------------------------------
Charge-offs:
 Real estate - construction                              --            --
 Real estate - mortgage                                  --           136
 Commercial and agricultural                            239           570
 Consumer                                                90           293
--------------------------------------------------------------------------------
    Total charge-offs                                   329           999
--------------------------------------------------------------------------------
Recoveries:
 Real estate - construction                              --            --
 Real estate - mortgage                                  --            --
 Commercial and agricultural                            361            20
 Consumer                                                32            80
--------------------------------------------------------------------------------
    Total recoveries                                    393           100
--------------------------------------------------------------------------------
Net charge-offs(recoveries)                             (64)          899
--------------------------------------------------------------------------------
Additions to allowance charged to operating
 expenses                                               462           318
--------------------------------------------------------------------------------
Other transfers and allowance
 on loans acquired with purchased entity                 --           462
--------------------------------------------------------------------------------
Allowance at end of period                         $  5,649      $  5,123
--------------------------------------------------------------------------------
Ratio of net charge-offs to average total
 loans                                                (0.01)%        0.19%
--------------------------------------------------------------------------------

Allocation of Allowance for Credit Losses
--------------------------------------------------------------------------------
                                       June 30, 1997     December 31, 1996
                                                 (1)                  (1)
--------------------------------------------------------------------------------
Real estate - construction          $  472       12%      $ 1,059     11%
Real estate - mortgage               3,193       67         2,300     67
Commercial and agricultural            577       10           855     11
Consumer                               362       11           534     11
Unallocated                          1,045       --           375     --
--------------------------------------------------------------------------------
Total Allowance                     $5,649      100%      $ 5,123    100%
--------------------------------------------------------------------------------

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

    As of June 30, 1997, the Company had loans totaling $14.68 million that were current but as to which there are concerns as to the ability of the borrowers to comply with present loan repayment terms. While management of the Company does not anticipate any loss not previously provided for on these loans, changes in the financial condition of these borrowers may necessitate future modifications in their loan repayment terms.

    At June 30, 1997, the Company had no concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparts that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

    There were no other interest-bearing assets at June 30, 1997, classifiable as nonaccrual, past due, restructured or problem assets.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest Differentials

    The  following   table  shows  average   balances  of  asset  and  liability
categories, interest income and paid, and average yields and rates for the periods indicated:

                                                                            Six months ended
                                                                               June 30,
                                             ------------------------------------------------------------------------
                                                             1997                             1996
                                             ------------------------------------------------------------------------
                                             Average     Interest    Average      Average   Interest         Average
                                             daily        Income1/    yield/      daily      income1/        yield/
                                             balance      paid        rate       balance       paid           rate
                                             ------------------------------------------------------------------------
                                                                    (dollars in thousands)
Assets
Interest-earning assets:
  Interest-bearing deposits                   $3,034      $    71       4.68%      $2,902    $    112         7.72%
---------------------------------------------------------------------------------------------------------------------
  Federal funds sold                           9,498          249         5.24%    18,005         440         4.89%
---------------------------------------------------------------------------------------------------------------------
  Loans held for sale                          1,146           49         8.56%     3,769         140         7.43%
---------------------------------------------------------------------------------------------------------------------
  Investment securities:
   Taxable                                   202,135        6,493         6.42%   139,443       4,475         6.42%
   Tax exempt                                  4,995          279       11.16%      7,498         430        11.47%
---------------------------------------------------------------------------------------------------------------------
 Total investment securities                 207,130        6,772         6.54%   146,941       4,905         6.68%
---------------------------------------------------------------------------------------------------------------------
  Loans 2                                    513,105       23,152         9.02%   448,293      20,371         9.09%
---------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                733,913       30,293         8.26%   619,910      25,968         8.38%
Noninterest-earning assets                    61,166                               48,788
Net effect of SFAS 115                           183                                  104
---------------------------------------------------------------------------------------------------------------------
      Total assets                          $795,262                             $668,802
---------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
---------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Interest-bearing deposits3                $519,766       10,748         4.14%  $475,367       9,895         4.16%
  Long-term debt 4                                --           --           --      6,008         206         6.86%
  Other short-term borrowings                129,215        3,594         5.56%    52,994       1,513         5.71%
---------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities           648,981       14,342         4.42%   534,369      11,614         4.35%
---------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                  70,619                               63,367
Noninterest-bearing liabilities                6,279                                6,148
---------------------------------------------------------------------------------------------------------------------
      Total liabilities                      725,879                              603,884
Shareholders' equity                          69,200                               64,814
Net effect of unrealized
 gain (loss) on securities                       183                                  104
---------------------------------------------------------------------------------------------------------------------
      Total shareholders' equity              69,383                               64,918
---------------------------------------------------------------------------------------------------------------------
      Total liabilities and
        shareholders' equity                $795,262                             $668,802
---------------------------------------------------------------------------------------------------------------------
Net interest income                         $ 15,951                             $14,354
---------------------------------------------------------------------------------------------------------------------
  Net interest spread                                                     3.84%                               4.03%
---------------------------------------------------------------------------------------------------------------------
  Net interest margin                                                     4.35%                               4.63%
---------------------------------------------------------------------------------------------------------------------

1 Taxable equivalent adjustments of $112,000 for 1997 and $145,000 for 1996 are included in the interest income for total interest-earning assets. The statement of income for the six month period ended June 30, 1996 includes the results of operations for Laurel for the period from December 1, 1995 to January 26, 1996, the effective date of the merger. To facilitate an analysis of this table, the effects of interest income and interest expense in the amounts of $755,000 and $358,000, respectively, for Laurel during the month of December 1995 have been eliminated from the above analysis.

2 Nonaccruing loans, which include impaired loans, are included in the average balances. Net loan fees included in interest income totaled $634,000 in 1997 and $585,000 in 1996.

3 The interest paid on interest-bearing deposits in 1996 includes $42,000 of of capitalized construction period interest.

4 The interest paid on long-term debt in 1996 includes $66,000 of capitalized construction period interest while none was paid in 1997.

Capital Resources

    The following table shows the risk-based capital and the leverage ratios for the Company as of June 30, 1997:

--------------------------------------------------------------------------------------------
                                                                                To Be Well
                                                                         Capitalized Under
                                                      For Capital        Prompt Corrective
                                   Actual          Adequacy Purposes:   Action Provisions:
(dollars in thousands)        Amount    Ratio    Amount        Ratio    Amount      Ratio
--------------------------------------------------------------------------------------------
As of June 30, 1997:

Total Capital
  (to Risk-Weighted Assets):
    FCNB Corp                 $73,056  12.49%    $46,787       8.0%       N/A        N/A
    FCNB Bank                 $59,618  10.26%    $46,471       8.0%      $58,089    10.0%


Tier I Capital
  (To Risk-Weighted Assets):
    FCNB Corp                 $67,407  11.53%    $23,394       4.0%       N/A        N/A
    FCNB Bank                 $53,969   9.29%    $23,236       4.0%      $34,853     6.0%


Tier I Capital
  (To Average Assets):
    FCNB Corp                 $67,407   8.51%    $23,754       3.0%       N/A        N/A
    FCNB Bank                 $53,969   7.57%    $21,395       3.0%      $35,658     5.0%


PART II  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8K.


    (a)  Exhibits

         No. 11 Statement Regarding Computation of Per Share Earnings

         No. 27 Financial Data Schedule

    (b)  Report on Form 8-K.  None filed during the second quarter of 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                FCNB CORP
                                (Registrant)




July 31, 1997                   BY:/s/ A. Patrick Linton
                                   -------------------------------------------
                                   A. Patrick Linton, President,
                                   Chief Executive Officer and
                                   Director





July 31, 1997                   BY:/s/ Mark A. Severson
                                   -------------------------------------------
                                   Mark A. Severson, Senior Vice President and
                                   Treasurer