Form 10-Q
period 1997-09-30
FCNB CORP
filed 1997-11-13
CIK 803644

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


        For Quarter Ended                       Commission file number
       September 30, 1997                               0-15645

                                 FCNB Corp
          (Exact name of registrant as specified in its charter)

         MARYLAND                                      52-1479635
    (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                     Identification No.)

       7200 FCNB Court, Frederick, Maryland                   21703
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

                                                Yes  X     No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $1 par value per share, 5,911,040 shares outstanding as of October 31, 1997.

PART I FINANCIAL INFORMATION    Item 1. Financial Statements
FCNB CORP AND SUBSIDIARIES

Consolidated Balance Sheets                               (Unaudited)            (Unaudited)
(Dollars in thousands, except per share amounts)          September 30, 1997     December 31, 1996
--------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks .................................     $24,583                  $31,023
Interest-bearing deposits in other banks ................       9,803                    1,065
Federal funds sold ......................................      15,493                   12,438
                                                             --------                 --------
     Cash and cash equivalents ..........................      49,879                   44,526
                                                             --------                 --------
Loans held for sale .....................................         515                    3,162
                                                             --------                 --------
Investment securities held to maturity at amortized cost-
   fair value of $54,119 in 1997 and
   $33,740 in 1996 ......................................      53,775                   33,525
                                                             --------                 --------

Investment securities available for sale -
   at fair value ........................................     174,750                  162,860
                                                             --------                 --------
Loans ...................................................     561,540                  498,391
Less:  Allowance for credit losses ......................      (5,360)                  (5,123)
          Unearned income ...............................        (143)                    (396)
                                                             --------                 --------
     Net loans ..........................................     556,037                  492,872
                                                             --------                 --------
Bank premises and equipment .............................      23,001                   22,691
Other assets ............................................      36,303                   19,533
                                                             --------                 --------
     Total Assets .......................................    $894,260                 $779,169
                                                             ========                 ========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
  Noninterest-bearing deposits ..........................     $79,934                  $76,365
  Interest-bearing deposits .............................     523,490                  510,709
                                                             --------                 --------
     Total deposits .....................................     603,424                  587,074
                                                             --------                 --------
Short-term borrowings:
  Federal funds purchased and securities
    sold under agreements to repurchase .................      66,143                   40,739
  Other short-term borrowings ...........................     143,139                   76,516
Accrued interest and other liabilities ..................       6,217                    5,730
                                                             --------                 --------
     Total liabilities ..................................     818,923                  710,059
                                                             --------                 --------
SHAREHOLDERS' EQUITY
Preferred stock, per share par value $1.00;
  1,000,000 shares authorized; none outstanding .........          --                       --
Common stock, per share par value $1.00;
  20,000,000 shares authorized; 5,911,040
  shares issued and outstanding in 1997
  and 5,364,560 in 1996 .................................       5,911                    5,365
Surplus .................................................      43,318                   26,652
Retained earnings .......................................      23,369                   36,589
Net unrealized gain on securities
  available for sale ....................................       2,739                      504
                                                             --------                 --------
     Total shareholders' equity .........................      75,337                   69,110
                                                             --------                 --------
     Total liabilities and shareholders'
          equity ........................................    $894,260                 $779,169
                                                             ========                 ========


FCNB CORP AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
For the Three and Nine Months Ended September 30, 1997 and 1996 (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------------------------------
                                                             For Three Months         For Nine Months
                                                            Ended September 30,      Ended September 30,
                                                            1997          1996       1997           1996
--------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans ..........................     $12,477     $10,821     $35,658      $31,994
  Interest and dividends on investments:
    Taxable ...........................................       3,486       2,587       9,692        6,878
    Tax exempt ........................................          90         123         274          407
    Dividends .........................................         151         130         441          388
  Interest on federal funds ...........................          70         137         319          597
  Other interest income ...............................           8          34          79          146
                                                          ---------   ---------   ---------    ---------
Total interest income .................................      16,282      13,832      46,463       40,410
                                                          ---------   ---------   ---------    ---------

Interest expense:
  Interest on deposits ................................       5,586       5,163      16,334       15,333
  Interest on federal funds purchased and
    securities sold under agreements to
    repurchase ........................................         673         266       1,894          773
 Interest on other short-term borrowings ..............       1,891         871       4,264        1,912
 Interest on long-term debt ...........................          --         108          --          254
                                                          ---------   ---------   ---------    ---------
Total interest expense(1) .............................       8,150       6,408      22,492       18,272
                                                          ---------   ---------   ---------    ---------
Net interest income ...................................       8,132       7,424      23,971       22,138
Provision for credit losses ...........................         452          72         914          216
                                                          ---------   ---------   ---------    ---------
Net interest income after provision
 for credit losses ....................................       7,680       7,352      23,057       21,922
                                                          ---------   ---------   ---------    ---------
Noninterest income:
  Service fees ........................................         742         642       2,084        1,818
  Net securities gains ................................         214          10         358          171
  Gain on sale of loans ...............................          63          24         299          246
  Other operating income ..............................         644         312       1,667          941
                                                          ---------   ---------   ---------    ---------
Total noninterest income ..............................       1,663         988       4,408        3,176
                                                          ---------   ---------   ---------    ---------
Noninterest expenses:
  Salaries and employee benefits ......................       3,230       3,050       9,467        8,709
  Occupancy expenses ..................................         656         642       1,800        1,887
  Equipment expenses ..................................         518         455       1,519        1,255
  Merger related expenses .............................          --         113         460        2,013
  Other operating expenses ............................       1,412       2,130       4,652        5,061
                                                          ---------   ---------   ---------    ---------
Total noninterest expenses ............................       5,816       6,390      17,898       18,925
                                                          ---------   ---------   ---------    ---------
Income before provision for income taxes ..............       3,527       1,950       9,567        6,173
                                                          ---------   ---------   ---------    ---------
Provision for income taxes:
  Income tax expense ..................................       1,160         630       3,143        2,208
  Deferred income tax effect of pre-1988 thrift
    Reserve for credit losses .........................          --      (1,601)         --           --
                                                          ---------   ---------   ---------    ---------
Provision for income taxes.............................       1,160        (971)      3,143        2,208
Net Income ............................................      $2,367      $2,921      $6,424       $3,965
Net income  per share Note 2 ..........................       $0.40       $0.49       $1.09        $0.67
Dividends declared per share Note 2 ...................       $0.15       $0.13       $0.42        $0.36
Weighted average number
  of shares outstanding Note 2 ........................   5,910,213   5,918,491   5,901,383    5,924,996
                                                          =========   =========   =========    =========


(1) Total interest expense has been reduced by $108,000 for capitalized construction period interest for the nine month period ended September 30, 1996, while no adjustment was required for the three and nine month periods ended September 30, 1997and the three month period ended September 30, 1996.

FCNB CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 1997 and 1996
(Dollars in thousands)

                                                                            (Unaudited)  (Unaudited)
----------------------------------------------------------------------------------------------------

                                                                               1997         1996
----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income ............................................................      $6,424       $3,965
   Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation and amortization .................................       1,192        1,183
         Provision for credit losses ...................................         914          216
         Provision for foreclosed properties ...........................           9           --
         Provision for deferred income taxes (benefits) ................         (91)          42
         Net premium amortization (discount accretion)
          on investment securities .....................................         (63)          15
         Accretion of net loan origination fees ........................        (522)        (374)
         Net securities gains ..........................................        (358)        (171)
         Net loss on disposition of bank
          premises and equipment .......................................          --           34
         Net gain on sale of foreclosed properties .....................           4          (19)
         Decrease (Increase) in other assets ...........................     (17,791)      (2,847)
         Decrease (Increase) in loans held for sale(1) .................       2,647       (1,001)
         Increase (Decrease) in accrued interest and other liabilities .         487          113
                                                                            --------      -------
                 Net cash provided by (used in) operating activities ...      (7,148)       1,156
                                                                            --------      -------
Cash flows from investing activities:
  Proceeds from sales of investment securities - available for sale ....      54,032        1,219
  Proceeds from sales of investment securities - held to maturity ......          --           --
  Proceeds from maturities of investment securities - available for sale      42,984       10,129
  Proceeds from maturities of investment securities - held to maturity .       6,860       13,930
  Purchases of investment securities - available for sale ..............    (110,947)     (72,418)
  Purchases of investment securities - held to maturity ................     (21,031)      (2,493)
  Net decrease (increase) in loans .....................................     (63,781)     (39,985)
  Purchases of bank premises and equipment .............................      (1,413)      (4,552)
  Investment in foreclosed properties ..................................        (183)        (867)
  Proceeds from dispositions of foreclosed properties ..................          66          591
                                                                            --------      -------
                 Net cash (used in) investing activities ...............     (93,413)     (94,446)
                                                                            --------      -------
Cash flows from financing activities:
  Net increase (decrease) in noninterest-bearing
      deposits, NOW accounts, money market accounts, and
      savings accounts .................................................     (10,956)      10,227
  Net increase in time deposits ........................................      27,306       29,406
  Net increase (decrease) in short-term borrowings .....................      92,027       46,726
  Proceeds from long-term debt .........................................          --          500
  Proceeds from sale of stock ..........................................         226          423
  Repurchase of common stock ...........................................        (213)        (280)
  Dividend reinvestment plan ...........................................          (8)         (13)
  Dividends paid .......................................................      (2,468)      (2,171)
                                                                            --------      -------
                  Net cash provided by financing activities ............     105,914       84,818
                                                                            --------      -------
Increase (decrease) in cash and cash equivalents .......................       5,353       (8,472)
Cash and cash equivalents:
  Beginning of period ..................................................      44,526       46,363
                                                                            --------      -------
                 End of period .........................................     $49,879      $37,891
                                                                             =======      =======


                                  (continued)

FCNB CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 1997 and 1996
(Dollars in thousands)

                                                          (Unaudited) Unaudited)
================================================================================
                                                                1997       1996
--------------------------------------------------------------------------------

Supplemental disclosures:
Interest paid                                                $21,843    $18,085
--------------------------------------------------------------------------------
Income taxes paid                                             $2,980    $ 4,812
--------------------------------------------------------------------------------
Supplemental schedule of noncash investing and
financing activities:
     Foreclosed properties acqired in settlement of loans       $224    $   106
--------------------------------------------------------------------------------
     Bank premises transferred to other assets                    --    $ 1,190
================================================================================


(1) Loans held for sale are generally held for periods of ninety days or less.

FCNB CORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - The accompanying unaudited consolidated financial statements for FCNB Corp (the "Company") have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements have been prepared utilizing the interim basis of reporting and, as such, reflect all adjustments which are normal and recurring in nature and are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. The financial data for the nine month period ended September 30, 1996 contained in these unaudited consolidated financial statements includes the effects of the pooling-of-interest transaction with Laurel Bancorp, Inc. ("Laurel"). The nine-month period ended September 30, 1996 includes the results of operations from Laurel for the period December 1, 1995 to January 26, 1996, the effective date of the merger The net income for Laurel for the month ended December 31, 1995 was $124,000 and is not considered to be a material amount relative to the consolidated net income. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

Note 2 - Stock Dividend: The Company declared a 10% stock dividend on October 14, 1997 to be paid October 31, to shareholders of record on October 24. The financial statements have been adjusted to reflect this dividend. The weighted average shares outstanding, earnings per share, and dividends per share have all been recalculated.

Note 3 - Merger and Acquisitions: On March 7, 1997, the Company merged its two wholly owned banking subsidiaries, FCNB Bank and Elkridge Bank, with FCNB Bank surviving.

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

The results of operations for the Company in the nine month period ended September 30, 1996 include total income and net income of Laurel for the period December 1, 1995 to January 26, 1996, the effective date of the merger totaling $1,510,000 and $261,000, respectively. The results of operations for the Company and the pro forma combined information related to the Harbor merger as if its acquisition had occurred on January 1, 1996 are as follows:


                                                                     Pro forma
For the Three Months Ended September 30, 1996   Company    Harbor    Combined
---------------------------------------------   -------    ------    ---------
Total income                                    $14,820        --       14,820
Net income                                        2,921        --        2,921
Net income per share                               0.49                   0.49

For the Nine Months Ended September 30, 1996
--------------------------------------------
Total income                                    $43,586    $1,037      $44,623
Net income                                        3,965        89        4,054
Net income per share                               0.67                   0.68

Note 4 - Investments: Using the criteria specified in Statement 115, the Company classifies its investments in debt and equity securities at September 30, 1997 and December 31, 1996 into two categories: held-to-maturity and available-for-sale.

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

Securities classified as available-for-sale are equity securities with readily determinable fair values and those debt securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and othe similar factors. These securities are carried at fair value with any unrealized gains or losses reported in shareholders' equity, net of the related deferred tax effect.

As of September 30, 1997, the gross unrealized losses in the Company's investment portfolio were $282,000 in the held-to-maturity investment portfolio and $266,000 in the available-for-sale investment portfolio compared to $472,000 and $714,000, respectively, as of December 31, 1996. Since the Company's held-to-maturity investment portfolio includes fixed rate investment securities that have below current market interest rates, the future operating results of the Company would be negatively impacted in an increasing rate environment. This reduction in net interest income would result when the cost of funding the Company's earning assets increases, while the income earned on the held-to-maturity portfolio remains constant.

The amortized cost and estimated fair value of securities classified as held-to-maturity at September 30, 1997 are as follows:

HELD-TO-MATURITY PORTFOLIO
          ---------------------------------------------------------------------------
                                                       Gross       Gross   Estimated
                                         Amortized  Unrealized  Unrealized   Fair
September 30,1997                          Cost       Gains       Losses     Value
          ---------------------------------------------------------------------------
                                                   (dollars in thousands)
U.S. Treasury and other U.S.
    government agencies and corporations   $28,524       $60       $64   $28,520
State and political subdivisions .......     4,855       401        --     5,256
Mortgage-backed debt securities ........    20,396       165       218    20,343
                                           -------   -------   -------   -------
                                           $53,775      $626      $282   $54,119
                                           =======      ====      ====   =======



The amortized cost and estimated fair value of securities classified as available-for-sale at September 30,1997 are as follows:

AVAILABLE-FOR-SALE PORTFOLIO
          -----------------------------------------------------------------------------
                                                         Gross       Gross   Estimated
                                          Amortized   Unrealized  Unrealized   Fair
September 30,1997                           Cost        Gains       Losses     Value
          -----------------------------------------------------------------------------
                                                      (dollars in thousands)
U.S. Treasury and other U.S.
    government agencies and corporations    $47,330       $515   $     --    $47,845
Corporate bonds ........................     15,145        173         13     15,305
Mortgage-backed debt securities ........     90,696      1,336        253     91,779
Equity securities ......................     17,153      2,668         --     19,821
                                           --------   --------   --------   --------
                                           $170,324     $4,692       $266   $174,750
                                           ========     ======       ====   ========

The gross realized gains on securities sold from the available-for-sale portfolio for the first nine months of 1997 and 1996 are $545,000 and $218,000, respectively. The gross realized losses on securities sold from the available-for-sale portfolio for the same periods are $187,000 and $47,000, respectively.

The amortized cost and estimated fair value of securities classified as held-to-maturity and available-for-sale at September 30, 1997 summarized by contractual maturity, are as follows:

                                               Held-to-maturity    Available-for-sale
          ---------------------------------------------------------------------------
                                                  Estimated              Estimated
                                      Amortized     Fair      Amortized    Fair
September 30, 1997                      Cost        Value       Cost       Value
          ---------------------------------------------------------------------------
                                                    (dollars in thousands)

Due in one year or less ............     $1,228     $1,228    $10,436    $10,488
Due after one through five years ...     30,927     31,212     40,471     40,872
Due after five through ten years ...      1,224      1,336     11,568     11,790
Mortgage-backed debt securities ....     20,396     20,343     90,696     91,779
Equity securities ..................         --         --     17,153     19,821
                                       --------   --------   --------   --------
                                        $53,775    $54,119   $170,324   $174,750
                                        =======    =======   ========   ========

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

The amortized cost and estimated fair value of securities classified as held-to-maturity at December 31, 1996 are as follows:

HELD-TO-MATURITY PORTFOLIO
          ---------------------------------------------------------------------------------
                                                       Gross         Gross        Estimated
                                        Amortized   Unrealized    Unrealized        Fair
December 31, 1996                         Cost        Gains         Losses          Value
          ---------------------------------------------------------------------------------
                                              (dollars in thousands)
U.S. Treasury and other U.S.
    government agencies and corporations    $5,114       $17           $5          $5,126
State and political subdivisions .......     5,138       480           --           5,618
Mortgage-backed debt securities ........    23,273       190          467          22,996
                                           -------      ----         ----         -------
                                           $33,525      $687         $472         $33,740
                                           =======      ====         ====         =======

The amortized cost and estimated fair value of securities classified as available-for-sale at December 31, 1996 are as follows:

AVAILABLE-FOR-SALE PORTFOLIO
          ----------------------------------------------------------------------------------
                                                          Gross         Gross    Estimated
                                           Amortized   Unrealized    Unrealized     Fair
December 31, 1996                            Cost        Gains         Losses      Value
          ----------------------------------------------------------------------------------
                                                (dollars in thousands)
U.S. Treasury and other U.S.
    government agencies and corporations    $34,300       $379           $42        $34,637
Corporate Bonds ........................      6,925         56            32          6,949
Mortgage-backed debt securities ........    107,741        636           628        107,749
Equity securities ......................     13,080        457            12         13,525
                                           --------     ------          ----       --------
                                           $162,046     $1,528          $714       $162,860
                                           ========     ======          ====       ========

Note 5 - Recent Accounting Pronouncements: The FASB has issued Statements of Financial Accounting Standards No. 128 "Earnings Per Share" in February 1997 for years ending on or after December 15, 1997, and No. 130 "Reporting Comprehensive Income" in June 1997, and No. 131 "Disclosures about Segments of an Enterprise and Related Information" in June 1997, with effective dates for years beginning after December 15, 1997 for each pronouncement. The Company has determined that the adoption of these Statements will not have a material effect on its disclosures.


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

  The following discussion and related financial data for the Company provides an overview of the financial condition and results of operations of the Company and its wholly-owned subsidiaries, which is presented on a consolidated basis. The principal subsidiary of the Company is FCNB Bank. For the first nine months, the Company reported earnings of $6.42 million in 1997 and $3.97 million in 1996. However, net income before merger related costs were $6.71 million in 1997 compared to $5.85 million for the same period in 1996. The financial results for the first nine months of 1996 were unfavorably impacted by $2.01 million in merger related expenses, whereas the results for the third quarter of 1996 were favorably impacted with the reversal of the $1.60 million in tax effects associated with recapture of pre-1988 thrift reserve for credit losses that was recorded in the first quarter of 1996.

  Return on average assets and return on average equity are key measures of earnings performance. Return on average assets measures the ability of a bank to utilize its assets in generating income. Return on average assets annualized for the nine months ended September 30, 1997 was 1.05%, and 1.10% before merger related costs, compared to annualized rates of .77% and 1.14%, respectively, for the same period in 1996. The annualized return on average shareholders' equity, which measures the income earned on the capital invested, for the nine months ended September 30, 1997 was 12.12%, and 12.66% before merger related costs, compared to annualized rates of 8.13% and 11.98%, respectively for the nine months ended September, 1996.

  The annualized return on average assets for the third quarter of 1997 was 1.11%, which had no merger related costs, compared to 1.06% and 1.63% before and after one time merger related costs, respectively, for the same period in 1996. The annualized return on average shareholders' equity was 12.94%, which had no merger related costs, compared to 11.67% and 17.91% before and after one-time merger related costs, respectively, for the same period in 1996.

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


Net Interest Income
-------------------

  Net interest income represents the Company's gross profit from lending and investment activities, and is the most significant component of the Company's earnings. Net interest income is the difference between interest and related fee income on earning assets (primarily loans and investment securities) and the cost of funds (primarily deposits and short-term borrowings) supporting them. To facilitate the analysis of net interest income, the table on page 15 is presented on a taxable equivalent basis t adjust for the tax-exempt status of certain loans and investment securities. This adjustment, based on the statutory federal income tax rate of 34%, increases the tax-exempt income to an amount representing an estimate of what would have been earned if that income were fully taxable.

   Taxable equivalent net interest income for the first nine months of 1997 totaled $24.15 million, increasing 10.6% from the $21.85 million recorded for the same period in 1996. The Company's average interest-earning assets increased 18.2% to $751.01 million from September 30, 1996. This increase was primarily funded with a 21.3% increase in the Company's average interest-bearing liabilities, and an 11.2% increase in its average noninterest-bearing deposits for the same period.

  For the third quarter of 1997, the net interest income totaled $8.20 million, increasing by 9.5% from the $7.49 million realized in the same period in 1996.

  The Company's net interest margin (taxable equivalent net interest income as a percent of average interest-earning assets) was 4.29% and 4.58% for the first nine months of 1997 and 1996, respectively. The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest-bearing liabilities. This spread decreased by 20 basis points in the first nine months of 1997 when compared to the same period in the prior year. The yield on earning assets decreased 8 basis points to 8.28%, while the rates paid on interest-bearing liabilities increased 12 basis points to 4.50%, primarily from the increased volume of other borrowings.

  For the third quarter of 1997, the net interest margin was 4.18% compared to 4.50% in 1996. The spread during the period decreased 25 basis points which was principally caused by the increase in rates paid on interest-bearing liabilities being greater than the increase in the yields earned on the investment and loan portfolios. The yield on earning assets was unchanged at 8.32% while the rates paid on interest-bearing liabilities increased by 22 basis points to 4.66%.

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

  Management of the Company employs extensive computer simulations to model the impact of rising and falling interest rates. These simulations are based on numerous assumptions management determines from their strategic planning process and are run on a monthly basis using a rate ramping technique to determine the effects on the Company's net income assuming a gradual increase or decrease in interest rates. The Company has an interest rate risk management policy that seeks to limit the amount of deterioration in net income, associated with an assumed gradual change in interest rates of +/- 100 and +/- 200 basis point change in interest rates, to no more than 10% and 20% of net income, respectively.



Noninterest Income
------------------

  Noninterest income increased $1.23 million (38.8%) for the nine months ended September 30, 1997, when compared to the same period in 1996. This increase was partially attributable to the increase in service fee income of $266,000 that was due to an increase in the volume of deposit accounts maintained. The gains recognized on sales of loans into the secondary mortgage market in 1997 totaled $299,000 compared to the $246,000 recognized during 1996. Security gains increased in 1997 to $358,000 from the $171,000 realized in 1996. The increase in other operating income of $726,000 was primarily attributable to the Company implementing a Bank Owned Life Insurance program.

  For the third quarter of 1997, noninterest income increased by $675,000. This increase was primarily caused by the $183,000 of income generated from the Bank Owned Life Insurance program, an increase in security gains of $204,000 along with the increase in service fee income of $100,000.

  The Company is adding new products and services to enhance its level of noninterest income in an effort to mitigate the effect of its decreasing net interest spread. Some of these products are fee-based and, accordingly, the income from these products is less sensitive to fluctuations in the level of interest rates. The Company offers asset management and trust services, along with mutual funds and annuities to its customers. Additionally, revenue from service charges on deposit accounts will continu to increase as the volume of accounts maintained expands.

  Noninterest income from gains realized on the sale of mortgage loans is directly affected by the volume of mortgage loans settled, which is significantly influenced by increases and decreases in the level of interest rates. In periods of rising interest rates mortgage loan production typically declines, whereas in periods of declining interest rates mortgage loan production increases. As a result, this source of noninterest income is highly influenced by the level and direction of future interest rat changes. Servicing income on mortgage loans originated and sold however, is expected to make a smaller contribution to noninterest income since the Company is currently not retaining servicing rights on mortgages sold.

  The Company's management is committed to developing and offering innovative, market-driven products and services that will generate additional sources of noninterest income. However, the future results of any of these products or services cannot be predicted at this time.


Noninterest Expenses
--------------------

  Noninterest expenses, excluding merger related expenses, increased $526,000 (3.1%) for the first nine months of 1997, when compared to the first nine months of 1996.

   Total salaries and employee benefits increased $758,000 (8.7%) over the first nine months of 1996. The increase in salaries and employee benefits is attributable to the increased wages of the employees, the increased costs of health and pension benefits, and the additional staffing for the Odenton branch acquired in April 1996, the opening of the headquarters branch in March 1996 and the opening of the Asset Management and Trust Division in January 1997.

  Occupancy expenses decreased $87,000 (4.6%) while equipment expenses increased $264,000 (21.0%) over the first nine months of 1996. The decrease in occupancy expenses primarily relates to the reclassification of the Company's Operations Center to other real estate owned when the operations were relocated to the new headquarters facility. The increase in equipment expenses is primarily associated with increased depreciation, and higher ATM and communication expenses.

  Other operating expenses decreased $409,000 (8.1%) compared to the first nine months of 1996. The primary reason for the decrease was associated with the special FDIC assessment related to SAIF insured deposits owned by the Company's subsidiary banks. The Company incurred an $813,000 expense for this one-time fee in September 1996.

  For the third  quarter  of 1997,  salaries  and  benefits  increased  $180,000
(5.9%),   occupancy  expenses  increased  $14,000  (2.2%),   equipment  expenses
increased $63,000 (13.8%), and other operating expenses decreased $718,000 (33.7%). The increase in salaries and benefits costs is primarily related to the increased number of employees, which increased by 21 from 330 as of September 30, 1996. The decrease in other operating expenses was primarily due to the special FDIC assessment, which the Company paid in September 1996, as mentioned above.

Income Taxes
------------

  The Company's effective tax rates for the first nine months of 1997 and 1996 were 32.9% and 35.8%, respectively. The effective tax rate for 1996 is higher than the effective tax rate experienced in 1997 due to the nondeductibility of certain merger related costs. The Company's income tax expense also differs from the amount computed at statutory rates primarily due to tax-exempt interest from certain loans and investment securities and the Bank Owned Life Insurance program.

  For the third quarter of 1997 and 1996, the effective tax rates were 32.9% and (49.8%), respectively. The effective tax rate for 1996 is considerably lower than the effective tax rate experienced in 1997 due to the reversal of the tax effects associated with recapture of the pre-1988 thrift reserves for credit losses recorded in the first quarter of 1996.

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


Selected information concerning the Company's recorded investment in impaired loans and related interest income are summarized as follows:

                                                                               September 30,
                                                                          ----------------------

                                                                               1997    1996
                                                                          ----------------------

                                                                          (dollars in thousands)

Impaired loans with specific allocation of allowance for credit losses        $  925  $ 4,300
Specific allocation of allowance for credit losses ...................           242      935
Other impaired loans .................................................           695    2,100
Average recorded investment in impaired loans ........................         1,682    6,540
Interest income recognized on impaired loans based on cash
   payments received .................................................            24      188
                                                                              ------  -------

Additional   information   concerning  the  Company's  recorded   investment  in
nonaccrual loans, for which impairment had not been recognized are as follows:

                                                                      September 30,
                                                                  ----------------------
                                                                      1997    1996
                                                                  ----------------------

                                                                  (dollars in thousands)

Nonaccrual loans .................................................     $971   $808
Interest income not recognized due to loans in nonaccrual status .       20     50
                                                                       ----   ----

  The Company maintains its allowance for credit losses at a level deemed sufficient to provide for estimated potential losses in the credit extension process. Management reviews the adequacy of the allowance each quarter, considering factors such as current and future economic conditions and their anticipated impact on specific borrowers and industry groups, the growth and composition of the loan portfolio, the level of classified and problem assets, historical loss experience, and the collectability of specific loans. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows.

 The provision for credit losses is charged to income in an amount necessary to maintain the allowance at the level management believes is appropriate.

 The allowance for credit losses was $5.36 million, or 0.95% of total loans, net of unearned income, at September 30,1997, compared to $5.43 million, or 1.13% as of September 30,1996, and $5.12 million, or 1.03% as of December 31,1996. The allowance for credit losses to nonperforming loans was 147.6%, 75.7% and 71.5% as of September 30, 1997, September 30, 1996 and December 31,1996, respectively.

 Total nonperforming assets as of September 30, 1997 were $6.79 million, a $3.53 million decrease from the level of nonperforming assets as of September 30, 1996, and a $3.50 million decrease from the level as of December 31, 1996. Total nonperforming assets as of September 30, 1997, including properties acquired through foreclosure, represent 0.76% of total assets, compared to 1.38% and 1.32% as of September 30, 1996 and December 31, 1996, respectively.

 Nonperforming assets at September 30, 1997 included $2.59 million of nonaccrual loans, $1.04 million of loans past due 90 days or more, $1.33 million of foreclosed commercial properties, $644,000 of foreclosed residential properties and $1.19 million for the Company's vacated Operations Center transferred to other real estate owned.


Allowance for Credit Losses
------------------------------------------------------------------------------------------------------

                                                                 Nine months
                                                                    ended            Year ended
                                                              September 30, 1997     December 31, 1996
------------------------------------------------------------------------------------------------------
Average total loans outstanding during period ...............    $525,177                $464,440
Allowance at beginning of year ..............................      $5,123                  $5,242
                                                                 --------                --------
Charge-offs:
 Real estate - construction- ................................          --                      --
 Real estate - mortgage .....................................         588                     136
 Commercial and agricultural ................................         306                     570
 Consumer ...................................................         203                     293
                                                                 --------                --------
    Total charge-offs .......................................       1,097                     999
                                                                 --------                --------
Recoveries:
 Real estate - construction .................................          --                      --
 Real estate - mortgage .....................................           4                      --
 Commercial and agricultural ................................         364                      20
 Consumer ...................................................          52                      80
                                                                 --------                --------
    Total recoveries ........................................         420                     100
                                                                 --------                --------
Net charge-offs(recoveries) .................................         677                     899
                                                                 --------                --------
Additions to allowance charged to operating expenses ........         914                     318
                                                                 --------                --------

Other transfers and allowance
 on loans acquired with purchased entity ....................          --                     462
                                                                 --------                --------
Allowance at end of period ..................................      $5,360                  $5,123
                                                                 --------                --------
Ratio of net charge-offs to average total loans .............        0.13%                   0.19%
                                                                 --------                --------

Allocation of Allowance for Credit Losses
-------------------------------------------------------------------------------------------------------------------
                                                                   September 30, 1997         December 31, 1996
                                                                                      (1)                      (1)
-------------------------------------------------------------------------------------------------------------------
Real estate - construction ..................................      $  496            13%      $1,059           11%
Real estate - mortgage ......................................       3,182            67        2,300           67
Commercial and agricultural .................................         562            10          855           11
Consumer ....................................................         437            10          534           11
Unallocated .................................................         683            --          375           --
                                                                   ------           ---       ------          ---
Total Allowance .............................................      $5,360           100%      $5,123          100%
                                                                   ======           ===       ======          ===

(1) Percent of loans in each category to total loans, net of unearned income.

  The Company makes real estate-construction, real estate-mortgage, commercial and agricultural, and consumer loans. The real estate-construction loans are generally secured by the construction project and have a term of one year or less. The real estate-mortgage loans are generally secured by the property with a maximum loan to value ratio of 75% and a term of one to seven years. The commercial and agricultural loans consist of secured and unsecured loans. The unsecured commercial loans are made based on the financial strength of the borrower and usually require personal guarantees from the principals of the business. The collateral for the secured commercial loans may be equipment, accounts receivable, marketable securities or deposits in the subsidiary banks of the Company. These loans have a maximum loan to value ratio of 75% and a term of one to five years. The consumer loan category consists of secured and unsecured loans. The unsecured consumer loans are made on the financial strength
o the individual borrower. The collateral for the secured consumer loans may be marketable securities, automobile, recreational vehicles or deposits in the subsidiary banks of the Company. The usual term for these loans is three to five years.

  As of September 30, 1997, the Company had loans totaling $16.61 million that were current but as to which there are concerns as to the ability of the borrowers to comply with present loan repayment terms. While management of the Company does not anticipate any loss not previously provided for on these loans, changes in the financial condition of these borrowers may necessitate future modifications in their loan repayment terms and/or additional loan loss provisions.

  At September 30, 1997, the Company had no concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparts that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

  There  were  no  other   interest-bearing   assets  at  September   30,  1997,
classifiable as nonaccrual, past due, restructured or problem assets.

Distribution of Assets, Liabilities and Shareholders' Equity;
------------------------------------------------------------
Interest Rates and Interest Differentials
-----------------------------------------

    The  following   table  shows  average   balances  of  asset  and  liability
  categories, interest income and paid, and average yields and rates for the periods indicated:

                                                                           Nine months ended
                                                                              September 30,
                                         --------------------------------------------------------------------

                                                         1997                                 1996
                                         --------------------------------------------------------------------

                                         Average     Interest        Average  Average   Interest      Average
                                         daily       Income1/         yield/  daily     income1/      yield/
                                         balance      paid            rate   balance       paid        rate
                                         --------------------------------------------------------------------

Assets                                                                           (dollars in thousands)
Interest-earning assets:
  Interest-bearing deposits ........      $2,248          $79         4.68%   $2,761        $146       7.05%
  Federal funds sold ...............       7,870          319         5.40%   15,640         577       4.92%
                                         -------     --------        -----   -------     -------      -----
  Loans held for sale ..............       1,031           58         7.50%    3,371         188       7.44%
                                         -------     --------        -----   -------     -------      -----

  Investment securities:
   Taxable .........................     209,729       10,133         6.44%  149,699       7,192       6.41%
   Tax exempt ......................       4,950          415        11.18%    7,152         617      11.50%
                                         -------     --------        -----   -------     -------      -----

 Total investment securities .......     214,679       10,548         6.55%  156,851       7,809       6.64%
                                         -------     --------        -----   -------     -------      -----

  Loans 2 ..........................     525,177       35,642         9.05%  456,893      31,147       9.09%
                                         -------     --------        -----   -------     -------      -----

Total interest-earning assets ......     751,005       46,646         8.28%  635,516      39,867       8.36%
                                         -------     --------        -----   -------     -------      -----
Noninterest-earning assets .........      63,012                              49,630
Net effect of SFAS 115 .............         744                                (108)
                                         -------     --------        -----   -------     -------      -----

      Total assets .................    $814,761                            $685,038
                                         -------     --------        -----   -------     -------      -----

Liabilities and Shareholders' Equity

Interest-bearing liabilities:
  Interest-bearing deposit 3 .......    $516,910       16,334         4.21% $481,291      15,058       4.17%
  Long-term debt 4 .................          --           --           --     6,073         314       6.89%
  Other short-term borrowings ......     148,850        6,158         5.52%   61,667       2,650       5.73%
                                         -------     --------        -----   -------     -------      -----

Total interest-bearing
 liabilities .......................     665,760       22,492         4.50%  549,031      18,022       4.38%
                                         -------     --------        -----   -------     -------      -----

Noninterest-bearing deposits .......      72,250                              64,995
Noninterest-bearing liabilities ....       6,096                               5,971
                                         -------     --------        -----   -------     -------      -----

      Total liabilities ............     744,106                             619,997
                                         -------     --------        -----   -------     -------      -----

Shareholders' equity ...............      69,911                              65,149
Net effect of unrealized
 gain (loss) on securities .........         744                                (108)
                                         -------     --------        -----   -------     -------      -----
      Total shareholders' equity ...      70,655                              65,041
                                         -------     --------        -----   -------     -------      -----
      Total liabilities and
        shareholders' equity .......    $814,761                            $685,038
                                         -------     --------        -----   -------     -------      -----

Net interest income ................                 $ 24,154                            $21,845
                                                     --------                            -------
  Net interest spread ..............                                 3.78%                             3.98%
                                                                     -----                            -----

  Net interest margin ..............                                 4.29%                             4.58%
                                                                     -----                            -----

1 Taxable equivalent adjustments of $183,000 for 1997 and $212,000 for 1996 are included in the interest income for total interest-earning assets. The statement of income for the nine month period ended September 30, 1996 includes the results of operations for Laurel for the period from December 1, 1995 to January 26, 1996, the effective date of the merger. To facilitate an analysis of this table, the effects of interest income and interest expense in the amounts of $755,000 and $358,000, respectively, for Laurel during the month of December 1995 have been eliminated from the above analysis.


2 Nonaccruing loans, which include impaired loans, are included in the average balances. Net loan fees included in interest income totaled $1.02 million in 1997 and $910,000 in 1996.

3 The interest paid on interest-bearing deposits in 1996 includes $42,000 of capitalized construction period interest.

4 The interest paid on long-term debt in 1996 includes $66,000 of capitalized construction period interest while none was paid in 1997.

Capital Resources
-----------------

    The following table shows the risk-based capital and the leverage ratios for the Company as of September 30, 1997:

---------------------------------------------------------------------------------------------------------
                                                                                            To Be Well
                                                                                     Capitalized Under
                                                                For Capital          Prompt Corrective
                                        Actual              Adequacy Purposes:       Action Provisions:
(dollars in thousands)           Amount      Ratio         Amount        Ratio       Amount      Ratio
---------------------------------------------------------------------------------------------------------

As of September 30, 1997:
------------------------

Total Capital
  (to Risk-Weighted Assets):
    FCNB Corp                    $74,536     11.86%         $50,285        8.0%         N/A          N/A
    FCNB Bank                    $60,601      9.72%         $49,881        8.0%       $62,352      10.0%


Tier I Capital
  (To Risk-Weighted Assets):
    FCNB Corp                    $69,176     11.01%         $25,142        4.0%         N/A          N/A
    FCNB Bank                    $55,241      8.86%         $24,941        4.0%       $37,411       6.0%


Tier I Capital
  (To Average Assets):
    FCNB Corp                    $69,176      8.53%         $24,340        3.0%         N/A          N/A
    FCNB Bank                    $55,241      7.30%         $22,708        3.0%       $37,847       5.0%


PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.


    (a)  Exhibits

         No. 11 Statement Regarding Computation of Per Share Earnings

         No. 27 Financial Data Schedule

    (b) Report on Form 8-K. None filed during the third quarter of 1997.

                             SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FCNB CORP
                                  (Registrant)



November 5, 1997                BY: /s/ A. Patrick Linton
                                   ---------------------------------------------
                                A. Patrick Linton, President,
                                Chief Executive Officer and
                                Director





November 5, 1997                BY: /s/ Mark A. Severson
                                   ---------------------------------------------
                                Mark A. Severson, Senior Vice President and
                                Treasurer