Form 10-K
period 1997-12-31
FCNB CORP
filed 1998-03-26
CIK 803644

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997
Commission file number 0-15645

                                    FCNB Corp
             (Exact name of registrant as specified in its charter)
MARYLAND                                           52-1479635
(State or other jurisdiction                      (I.R.S.Employer Identification
of incorporation or organization)                  Number)

7200 FCNB Court, Frederick, Maryland               21703
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:(301) 662-2191

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
         Common Stock, par value $1.00 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period of time that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Common Stock (based on $30.00 per share) held by nonaffiliates on February 20, 1998 was approximately $159,027,240. As of March 2, 1998, there were 5,915,442 shares of Common Stock, par value $1.00 per share, of FCNB Corp issued and outstanding.

                       Documents Incorporated by Reference

Portions of the 1997 Annual Report to Shareholders for theyear ended December 31, 1997 - PARTS I, II, & IV

                                     PART I

Item 1.  Business.

General

FCNB Corp (the "Registrant" or "Company") is a bank holding company organized under the laws of the State of Maryland and serves as the holding company for its wholly-owned subsidiary FCNB Bank (the "Bank").

The information related to the Company's acquisitions during the year is contained on page 12 of the Company's 1997 Annual Report to Shareholders. Such information is incorporated herein by reference to the Annual Report.

The Bank

The Bank, a state-chartered commercial bank under the laws of the State of Maryland was converted from a national bank in June 1993, and was originally chartered in 1818. The Bank is engaged in a general commercial and retail banking business serving individuals and businesses in Frederick, Anne Arundel, Carroll, Howard, Montgomery, and Prince George's counties in Maryland. At December 31, 1997, the Bank operated eight banking offices located in Frederick, Maryland and one office each in Brunswick, Columbia, Damascus, Eldersburg, Elkridge, Glen Burnie, Laurel, Middletown, Monrovia, Mount Airy, Odenton, Walkersville, and Westminster, Maryland. At December 31, 1997, the Bank had total loans, net of unearned income, of approximately $574.11 million, total assets of approximately $907.10 million, total deposits of approximately $620.55 million, and a legal lending limit of approximately $9.33 million to any one borrower. The deposits of the Bank are insured by the FDIC.

The Bank's primary market area consists of the following counties:
Frederick, Anne Arundel, Carroll, Howard, Montgomery, and Prince George's. This trade area is northwest of Washington, D.C. and runs east and south of the City of Baltimore.

In February 1998, the Bank entered into an agreement to assume approximately $46.00 million of deposits relating to seven branches of subsidiaries of First Virginia Bank located in Catonsville, Gaithersburg, Germantown, Pikesville, Poolesville, Reisterstown and Silver Spring, Maryland.

Commercial Banking and Related Services. The Bank is engaged in the financing of commerce and industry, providing credit facilities and related services principally for businesses located in its market areas. The Bank offers all forms of commercial lending, including lines of credit, revolving credits, term loans, accounts receivable financing, real estate loans, and other forms of secured financing.

Personal Banking Services. A wide range of personal banking services are provided to individuals at each of the Bank's offices. Among the services provided at most locations are checking accounts, savings accounts, various savings programs, installment and other personal loans, credit card lines ("VISA"), home improvement loans, personal lines of credit, automobile and other consumer financing, safe deposit services, and mortgage loans. The Bank also offers trust, asset management, and financial planning services. Additionally, the Bank has a network of automated teller machines and is a member of the MOST and CIRRUS networks.

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

Supervision and Regulation

Holding Company Regulation. The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and as such it is subject to regulation, supervision and examination by, and reporting to, the Board of Governors of the Federal Reserve System (the "Federal Reserve"). A discussion related to the capital adequacy of the Company is contained on pages 39 and 40 of the Company's 1997 Annual Report to Shareholders. Such information is incorporated herein by reference to the Annual Report.

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

Bank Regulation. The Bank is a commercial bank chartered by the State of Maryland which is a member of the Federal Reserve System, and as such, is subject to extensive regulation and examination by the Division of Financial Regulation of the Department of Labor, Licensing and Regulation (the "Banking Commissioner"), the FDIC, which insures its deposits to the maximum extent permitted by law, and by the Federal Reserve. The federal laws and regulations, which are applicable to banks, regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of collateral for certain loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and the deposit insurance funds and not for the purpose of protecting shareholders.

FDIC Insurance Premiums. Institutions are assigned to one of three capital groups based solely on the level of the institution's capital - "well capitalized," "adequately capitalized" and "undercapitalized" - which would be defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA, as discussed below. These three groups are then divided into three subgroups, which reflect varying levels of supervisory concern, from those, which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from 0.00% for well capitalized, healthy institutions, to 0.27% for undercapitalized institutions with substantial supervisory concerns.

Prompt Corrective Action. Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions, which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA. Under the regulations, a bank shall be deemed to be: (i) "well capitalized" if it has a Total Risk Based Capital Ratio of 10.0% or more, a Tier 1 Risk Based Capital Ratio of 6.0% or more, a Leverage Capital Ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a Total Risk Based Capital Ratio of 8.0% or more, a Tier 1 Risk Based Capital Ratio of 4.0% or more and a Tier 1 Leverage Capital Ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a Total Risk Based Capital Ratio that is less than 8.0%, a Tier 1 Risk Based Capital Ratio that is less than 4.0% or a Leverage Capital Ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a Total Risk Based Capital Ratio that is less than 6.0%, a Tier 1 Risk Based Capital Ratio that is less than 3.0% or a Leverage Capital Ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

An institution, which is required to submit a capital restoration plan, must concurrently submit a performance guaranty by each company that controls the institution. Such guaranty shall be limited to the lesser of (i) an amount equal to 5.0% of the institution's total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary at such time to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized. Such a guarantee shall expire after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. An institution which fails to submit a written capital restoration plan within the requisite period, including any required performance guarantee, or fails in any material respect to implement a capital restoration plan, shall be subject to the restrictions in Section 38 of the FDIA which are applicable to significantly undercapitalized institutions.

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

Additionally, under Section 11(c)(5) of the FDIA, a conservator or receiver may be appointed for an institution where: (i) an institution's obligations exceed its assets; (ii) there is substantial dissipation of the institution's assets or earnings as a result of any violation of law or any unsafe or unsound practice;
(iii) the institution is in an unsafe or unsound condition; (iv) there is a willful violation of a cease and desist order; (v) the institution is unable to pay its obligations in the ordinary course of business; (vi) losses or threatened losses deplete all or substantially all of an institution's capital, and there is no reasonable prospect of becoming "adequately capitalized" without assistance; (vii) there is any violation of law or unsafe or unsound practice or condition that is likely to cause insolvency or substantial dissipation of assets or earnings, weaken the institution's condition, or otherwise seriously prejudice the interests of depositors or the insurance fund; (viii) an institution ceases to be insured; (ix) the institution is undercapitalized and has no reasonable prospect that it will become adequately capitalized, fails to become adequately capitalized when required to do so, or fails to submit or materially implement a capital restoration plan; or (x) the institution is critically undercapitalized or otherwise has substantially insufficient capital.

At December 31, 1997 the Bank would be deemed to be an "adequately capitalized" institution for purposes of Section 38 of the FDIA. Also at December 31, 1997, the Company and the Bank were in compliance with all minimum federal regulatory capital requirements, which are generally applicable to banks.

Regulatory Enforcement Authority. The enforcement authority of federal banking regulators includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

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

Employees
At December 31, 1997, the Company had approximately 383 employees of whom 8 were executive officers, 88 were other officers, 226 were full-time employees and 61 were part-time employees.



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

The Bank leases the following properties: the Antietam Branch at 1595 Opossumtown Pike, the 40 West Branch at 1100 West Patrick Street, the FSK Mall Branch at 5500 Buckeystown Pike, the Brunswick Branch at 94 Souder Road, Brunswick, Maryland, the Damascus Branch at 9815 Main Street, Damascus, Maryland, the Green Valley Branch at 11801 Fingerboard Road, Monrovia, Maryland, the Mount Airy Branch at 400 Ridgeville Boulevard, Mount Airy, Maryland, and the Englar Road Branch at Route 140 and Englar Road, Westminster, Maryland, the Columbia Branch at 5585 Twin Knolls Road, Columbia, Maryland, the Glen Burnie Branch at 7381 Baltimore-Annapolis Blvd., Glen Burnie, Maryland and Administrative Offices at 6810 Deerpath Road, Elkridge, Maryland. A facility is leased at 15 East Main Street, Westminster, Maryland for a loan production office.

Subsequent to December 31, 1997, the Company sold its Operations Center, which was included in its Other Real Estate Owned portfolio.

Item 3.  Legal Proceedings.

The Company and the Bank are subject to various legal proceedings which are incidental to their business. In the opinion of management, the liabilities (if any) resulting from such legal proceedings will not have a material effect on the consolidated financial statements or consolidated ratios of the Company and the Bank, although an adverse outcome on any particular proceeding could negatively affect the company or bank earnings and results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters that were submitted to a vote of the security holders during the fourth quarter of 1997.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

The information required by this item is contained on page 46 of the Company's 1997 Annual Report to Shareholders. Such information is incorporated herein by reference to the Annual Report.

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

A discussion related to dividend limitations is contained on page 39 of the Company's 1997 Annual Report to Shareholders. Such information is incorporated herein by reference to the Annual Report.

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

Item 6.  Selected Financial Data.

The information required by this item is contained on page 24 of the Company's 1997 Annual Report to Shareholders. Such information is incorporated herein by reference to the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is contained on pages 12 to 23 of the Company's 1997 Annual Report to Shareholders. Such information is incorporated herein by reference to the Annual Report.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is contained on pages 16 and 17 of the Company's 1997 Annual Report to Shareholders. Such information is incorporated herein by reference to the Annual Report.

Item 8.  Financial Statements and Supplementary Data.

The information required by this item is contained in the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing on pages 25 to 45 of the Company's 1997 Annual Report to Shareholders. Such information is incorporated herein by reference to the Annual Report.

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

The following table sets forth as to each director of the Company his or her name, age, the year he or she first became a director of the Company and the number of shares of Common Stock beneficially owned at February 6, 1998. All options held by non-employee directors are subject to the approval of the 1997 Directors Stock Option Plan at the 1998 Annual Meeting of Shareholders.



                                            Year First                     Shares of Common
            Name               Age(1)         Elected         Year Term   Stock Beneficially  Percent of
                                             Director          Expires        Owned(2)          Class

                         DIRECTORS TO BE ELECTED AT 1998 ANNUAL MEETING

Shirley D. Collier               44            1997             1999             938(3)          .02
Miles M. Circo                   51            1986             2001            6257(4)          .11
James S. Grimes                  58            1989             2001           7,773(5)          .13
Gail T. Guyton                   57            1986             2001          61,005(6)          1.03
A. Patrick Linton                48            1991             2001          97,818(7)          1.65
Jacob R. Ramsburg, Jr.           61            1986             2001          93,747(8)          1.58


                                 DIRECTORS CONTINUING IN OFFICE

Bernard L. Grove, Jr.            64            1988             1999           9,034(9)          .15
Ramona C. Remsberg               69            1987             1999         54,550(10)          .92
Kenneth W. Rice                  54            1988             1999         14,436(11)          .24
Rand D. Weinberg                 41            1996             1999          8,540(12)          .14
George B. Callan, Jr.            66            1986             2000         12,924(13)          .22
Clyde C. Crum                    62            1986             2000         50,495(14)          .85
Frank L. Hewitt, III             56            1996             2000        138,043(15)          2.33
DeWalt J. Willard, Jr.           66            1986             2000         50,450(16)          .85


Footnote Explanations

(1)     At February 6, 1998.

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

(3) Included in the total shares owned by Ms. Collier are options, currently exercisable, to purchase 438 shares of the Company's Common Stock.

(4) Included in the total shares owned by Mr. Circo are options, currently exercisable, to purchase 1,750 shares of the Company's Common Stock.

(5) Included in the total shares owned by Mr. Grimes are options, currently exercisable, to purchase 1,750 shares of the Company's Common Stock.

(6) The shares attributed to Mr. Guyton include 2,772 shares owned by Mr. Guyton's wife, as to which Mr. Guyton disclaims beneficial ownership. Also, included in the total shares owned are options, currently exercisable, to purchase 1,750 shares of the Company's Common Stock.

(7) The shares attributed to Mr. Linton include 33,337 shares as to which he shares voting and investment power with his wife, 2,035 shares owned by Mr. Linton's children, as to which he has voting and investment power and 440 shares owned by Mr. Linton's wife. Also, included in the total shares owned are options, currently exercisable, to purchase 39,198 shares of the Company's Common Stock and 5,786 shares of restricted stock to be received when the underlying stock options are exercised. Mr. Linton also has been granted the right to receive Reload Options to purchase an additional10,271 shares of the Company's Common Stock, if the 1997 stock options are exercised within three years.

(8) The shares attributed to Mr. Ramsburg include 5,396 shares owned by Mr. Ramsburg's wife, and 5,316 shares owned jointly by Mr. Ramsburg's wife and son, as to which Mr. Ramsburg disclaims beneficial ownership, and 17,292 shares owned by two corporations controlled by Mr. Ramsburg, as to which he holds voting and investment power. Also, included in the total shares owned are options, currently exercisable, to purchase 1,750 shares of the Company's Common Stock.

(9) The shares attributed to Mr. Grove include 1,619 shares owned by Mr. Grove's daughter, as to which Mr. Grove disclaims beneficial ownership. Also, included in the total shares owned are options, currently exercisable, to purchase 1,750 shares of the Company's Common Stock.

(10) The shares attributed to Ms. Remsberg include 2,310 shares held in a trust as to which she has shared voting and investment power. Also, included in the total shares owned are options, currently exercisable, to purchase 1,750 shares of the Company's Common Stock.

(11) The shares attributed to Mr. Rice include 1,615 shares as to which Mr. Rice shares voting and investment power with his wife and 22 shares owned in custody for his goddaughter over which he has voting and investment power. Also, included in the total shares owned are options, currently exercisable, to purchase 1,750 shares of the Company's Common Stock.

(12) The shares attributed to Mr. Weinberg include 2,225 shares as to which Mr. Weinberg shares voting and investment power with his wife, 3,850 shares invested in a pension trust as to which he has voting and investment power and 440 shares held in custody by Mr. Weinberg and his wife for their children which he shares voting and investment powers. Also, included in the total shares owned are options, currently exercisable, to purchase 1,750 shares of the Company's Common Stock.

(13) Included in the total shares owned by Mr. Callan are options, currently exercisable, to purchase 1,750 shares of the Company's Common Stock.

(14) The shares attributed to Mr. Crum include 8,836 shares owned by Mr. Crum's wife, as to which Mr. Crum disclaims beneficial ownership. Also, included in the total shares owned are options, currently exercisable, to purchase 1,750 shares of the Company's Common Stock.

(15) The shares attributed to Mr. Hewitt include 24,368 shares as to which he shares voting and investment power with his wife, 12,498 shares owned by Mr. Hewitt's children, as to which he has voting and investment power, 1,684 shares held in trust as to which he has shared voting and investment power and 2,966 shares owned by Mr. Hewitt's wife. Also, included in the total shares owned are options, currently exercisable, to purchase 1,750 shares of the Company's Common Stock.

(16) The shares attributed to Mr. Willard include 8,647 shares owned by a corporation controlled by Mr. Willard, as to which he holds voting and investment powers, and 340 shares held in trust over which he has voting and investment power. Also, included in the total shares owned are options, currently exercisable, to purchase 1,750 shares of the Company's Common Stock.

Set forth below is certain information with respect to the nominees for director and the continuing directors of the Company. Unless otherwise indicated, the principal occupation listed for each person below has been his or her occupation for the past five years.

SHIRLEY D. COLLIER is president of Paragon Computer Services, Inc., a computer consulting firm.

MILES M. CIRCO is general manager of Patapsco Designs, Inc., an electronic design and manufacturing firm.

JAMES S. GRIMES has been Mayor of the City of Frederick, Maryland since 1994 and is president of James S. Grimes, Inc., a full service truck transportation service operation.

GAIL T. GUYTON, vice chairman of the board of both the Bank and the Company since January 1995, is chairman of the board of Morgan-Keller, Inc., a commercial/industrial construction firm.

A. PATRICK LINTON is president and chief executive officer of the Bank and the Company.

JACOB R. RAMSBURG, JR. is president of Frederick Underwriters, Inc., a general insurance agency.

BERNARD L. GROVE, JR. is an advisor to Genstar Stone Products, Inc.

RAMONA C. REMSBERG is the former vice chairman of the board of both the Bank and of the Company, having retired from the Bank and the Company in September 1993.

KENNETH W. RICE is president of Donald B. Rice Tire Co., Inc., a tire distribution firm

RAND D. WEINBERG is a partner with Weinberg & Weinberg, a law firm in Frederick, Maryland.

GEORGE B. CALLAN, JR. is president of Associates in Management, a company that specializes in historic preservation, museum management and automotive parts sales.

CLYDE C. CRUM, chairman of the board of the Bank and the Company since January 1995, is president of Clyde C. Crum and Son, Inc., a dairy farm operation.

FRANK L. HEWITT, III is president of the Frank L. Hewitt Company. Mr. Hewitt was president of Laurel Bancorp, Inc. ("Laurel") and its subsidiary Laurel Federal Savings Bank until the merger of Laurel with and into the Company in January 1996.

DEWALT J. WILLARD, JR. is president of Ideal Buick-GMC, an automobile dealership.

Board and Committee Meetings

The Board of Directors of the Company has standing audit and Human Resources Committees, but does not have a standing nominating committee.

The Audit Committee, comprised of Directors Circo, Collier, Grimes, Ramsburg and Willard, assists the Board of Directors of the Bank in exercising its fiduciary responsibilities for oversight of audit and related matters, including corporate accounting, internal controls and regulatory compliance. Its duties include: monitoring the Bank's internal controls and procedures; meeting with the internal auditors and reviewing their reports; recommending the selection of independent auditors; reviewing the scope of audits conducted by the independent auditors, as well as the results of their audits; and reviewing policies relating to compliance with applicable banking and other laws.

The Human Resources Committee, comprised of Directors Callan, Grove, Rice and Weinberg, reviews and recommends to the Board of Directors the overall compensation policy for the Company. The Board of Directors of the Bank follows this policy specifically related to the salaries and other benefits for senior management thereof.

The Board of Directors of the Company held seventeen meetings, the Audit Committee held eight meetings and the Human Resources Committees held nine meetings during 1997. Each of the directors of the Company attended at least 75% of the meetings of the Board of Directors and all committees on which they served during 1997.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission, and to provide the Company with copies of all Forms 3, 4, and 5 they file.

Based solely upon the Company's review of the copies of the forms which it has received in 1997 and written representations from the Company's directors and executive officers, the Company is not aware of any failure to comply with the requirements of Section 16(a) in 1997 or any prior year, except that Bernard L. Grove, Jr. and Rand D. Weinberg each failed to file one report required by
Section 16(a) on a timely basis during 1997. Each late report related to one transaction each.

Executive Officers of the Company. Information concerning non-director executive officers of the Registrant is as follows:

Martin S. Lapera (age 45) is an Executive Vice President of the Company. Mr. Lapera became the Executive Vice President, Chief Operating Officer and Chief Lending Officer of FCNB in January 1995 after having been the Executive Vice President and Chief Lending Officer of the Bank.

Charles E. Weller (age 49) became a Senior Vice President of the Company in January 1996 after having been a Vice President of the Company since March 24, 1995. Mr. Weller was President of Elkridge Bank until it was merged with the Bank on March 7, 1997.

Mark A. Severson (age 44) became a Senior Vice President and Treasurer of the Company in January 1996 after having been the Vice President and Treasurer. Mr. Severson is the Senior Vice President and Chief Financial Officer of the Bank.

Fern W. Mercer (age 60) is a Vice President of the Company and is a Senior Vice President of the Bank.

Helen G. Hahn (age 61) is a Vice President and Secretary of the Company. Mrs. Hahn is a Senior Vice President and Cashier of the Bank.

                                VOTING SECURITIES

All voting rights are vested exclusively in the holders of the Common Stock of the Company. Each shareholder is entitled to one vote for each share of Common Stock owned on all matters brought to a vote of the shareholders. The Company had 5,915,468 shares of Common Stock outstanding on the record date for the Annual Meeting. The Company has no other class of equity securities outstanding.

Persons and groups beneficially owning in excess of 5% of the Common Stock are required to file certain reports disclosing such ownership pursuant to the Securities Exchange Act of 1934, as amended (hereinafter called the "Exchange Act"). The following table sets forth, as of February 6, 1998, certain information as to the shares of Common Stock beneficially owned by certain officers of the Company who are not also directors of the Company, and all officers and directors of the Company as a group. Management knows of no persons who beneficially owned more than 5% of the outstanding shares of Common Stock at February 6, 1998.



                                           Amount and Nature
                                           -----------------
             Name                            of Beneficial         Percent of
             ----                            -------------         ----------
                                            Ownership(1)(2)          Class
                                            ---------------          -----
Martin S. Lapera                               35,285(3)             .60%
Mark A. Severson                               17,674(4)             .30%
Charles E. Weller                              10,319(5)             .17%
All Officers and Directors
as a group (19 people)                        731,338(6)           12.36%



Footnote Explanations

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

(3) Mr. Lapera is executive vice president of the Company and is executive vice president, chief operating officer and chief lending officer of the Bank. The shares attributed to Mr. Lapera include 16,782 shares as to which Mr. Lapera shares voting and investment power with his wife. Also, included in the total shares owned are options, currently exercisable, to purchase 15,768 shares of the Company's Common Stock and 2,247 shares of restricted stock to be received when the underlying stock options are exercised. Mr. Lapera also has been granted the right to receive Reload Options to purchase an additional 4,541 shares of the Company's Common Stock, if the stock options granted in 1997 are exercised within three years.

(4) Mr. Severson is senior vice president and treasurer of the Company and is senior vice president and chief financial officer of the Bank. The shares attributed to Mr. Severson include 4,701 shares held in trust as to which Mr. Severson has voting and investment powers. Also, included in the total shares owned are options, currently exercisable, to purchase 9,631 shares of the Company's Common Stock and 1,378 shares of restricted stock to be received when the underlying stock options are exercised. Mr. Severson also has been granted the right to receive Reload Options to purchase an additional 2,751 shares of the Company's Common Stock, if the stock options granted in 1997 are exercised within three years.

(5) Mr. Weller is senior vice president of the Company and senior vice president of the Bank, having served as President of Elkridge Bank. The shares attributed to Mr. Weller include 176 shares owned by Mr. Weller's wife, as to which Mr. Weller disclaims beneficial ownership and 319 shares held in joint ownership with Mr. Weller's daughter. Also, included in the total shares owned are options, currently exercisable, to purchase 8,097 shares of the Company's Common Stock and 1,067 shares of restricted stock to be received when the underlying stock options are exercised. Mr. Weller also has been granted the right to receive Reload Options to purchase additional 1,309 shares of the Company's Common Stock, if the 1997 stock options are exercised within three years.

(6) Includes an aggregate of 82,856 shares, which may currently be acquired by certain of such executive officers upon the exercise of stock options and entitling such officers to receive an aggregate of 12,510 shares of restricted stock to be received when the underlying stock options are exercised. This group also has been granted the right to receive Reload Options to purchase additional 42,189 shares of the Company's Common Stock, if the 1997 stock options are exercised within three years.

Item 11.  Executive Compensation.

Compensation of Directors

During 1997, the directors of the Company received an annual retainer of $2,000 for attending Board of Directors meetings of the Company. Members of the Board of Directors of the Company who were members of the Board of Directors of the Bank received an additional fee of $200 for each meeting attended. Members of the Board of Directors of the Company who also served as members of the Board of Directors of the Bank received an annual retainer of $5,000 and a fee of $200 for each bi-weekly Board of Directors and committee meeting of the Bank attended.

Clyde C. Crum received a $35,000 annual fee for his services as Chairman of the Board of both the Company and the Bank, along with the bi-weekly Board of Directors meeting fees during 1997. However, he did not receive any committee meeting fees. Mr. Crum also received a cash bonus of $25,000 in January 1998. Effective in January 1998, the annual fee for the Chairman of the Board of the Company and the Bank was increased to $50,000.

Directors who agree to defer receipt of at least four years of their annual retainers may participate in an unfunded deferred compensation plan maintained by the Bank. Under this plan, deferred amounts earn interest at the rate of 10% per annum until the director attains age sixty-five, dies or becomes disabled. Upon any such event, the deferred amount plus credited interest thereon will be paid to the participant or his beneficiary over a period of up to ten years, with interest continuing to accrue on the unpaid balance at the rate of 10% per annum. The Company and the Bank paid a total of $127,000 in director and committee fees for the fiscal year ended December 31, 1997.


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

The following table sets forth a comprehensive overview of the compensation for the Company's Chief Executive Officer and the most highly compensated executive officers for the year ended December 31, 1997. Comparative data is also provided for the previous two fiscal years, in selected categories. Except as disclosed below, no other executive officer of the Company or the Bank received salary and bonus in excess of $100,000 during the year ended December 31, 1997.

                                            SUMMARY COMPENSATION TABLE



                                     Annual Compensation                       Long-Term Compensation
                                ---------------------------            -------------------------------------
                                                                  Restricted        Securities         All
Name and Principal          Fiscal                                   Stock          Underlying        Other
     Position                Year    Salary(1)        Bonus(2)    Awards(3)(4)      Options(4)    Compensation(5)
     --------                ----    ---------        --------    ------------      ----------    ---------------
A. Patrick Linton            1997     $220,787         $78,750            --            10,271        $89,037
Director, President and      1996      198,222          46,930         1,529             7,646         10,442
CEO of the Company           1995      186,352          66,516         1,385             6,927          7,747
and the Bank

Martin S. Lapera             1997     $140,628         $39,000            --             4,541             --
Executive Vice               1996      119,797          23,733           601             3,005             --
President of the             1995      112,091          30,513           547             2,734             --
Company and
Executive Vice
President, COO and
Chief Lending Officer
of the Bank

Charles E. Weller            1997     $114,296         $13,971           262             1,309         $55,204
Senior Vice President        1996      112,579       14,925(6)           398             1,991           1,427
of the Company and           1995      100,836          12,909           407             2,037
Senior Vice President
of the Bank(6)

Mark A. Severson             1997     $113,416         $23,625            --             2,751         $20,912
Senior Vice President        1996      101,194          15,169           359             1,792              --
and Treasurer of the         1995       94,677          19,620           328             1,640              --
Company and Senior
Vice President and
Chief Fncial Officer
of the Bank




Footnote Explanations

(1) Includes contributions made by the Bank under its 401(k) Profit Sharing Plan. Contributions made by the Bank in 1997, 1996, and 1995, respectively, amounted to $10,787, $8,222 and $8,977 for Mr. Linton, $10,628, $7,797 and $7,091 for Mr. Lapera, and $8,416, $5,794, and
         $4,677 for Mr. Severson. Mr. Weller's contributions for 1997 and 1996 were $7,236 and $6,579, respectively.

(2) Annual bonuses accrued as of December 31, 1997, 1996 and 1995 were paid in January 1998, 1997 and 1996, respectively.

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

(4) The amounts for 1996 and 1995 have been restated to show the effect of a 10% stock dividend declared and paid in October 1997.

(5) Includes payments for vacation pay taken in lieu of vacation for Mr. Linton in 1997, 1996 and 1995 in the amounts of $2,423, $2,192 and $2,047, respectively and $1,427 for Mr. Weller in 1996. Included in the 1997, 1996 and 1995 amounts for Mr. Linton are $850, $8,250 and $5,700, respectively, of Elkridge Bank directors fees. Also included in 1997 is the value realized from the exercise of stock options in the amounts of $85,764 for Mr. Linton, $55,204 for Mr. Weller and $20,912 for Mr. Severson, exclusive of the value of restricted stock received in the case of Messrs. Linton and Severson.

(6) Mr. Weller became an executive officer of the Company on March 24, 1995, as a result of the merger of ENB Financial Corporation with and into the Company. Until the merger of Elkridge Bank into the Bank on March 7, 1997, Mr. Weller served as President at Elkridge Bank.

         Stock Option Plan. The following table sets forth as to the executive officers whose compensation is reported in the SUMMARY COMPENSATION TABLE certain information relating to options to purchase Common Stock of the Company granted during fiscal 1997 under the 1992 Employee Stock Option Plan.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                   Potential Realizable
                                                                                                     Value at Assumed
                                                                                                   Annual Rates of Stock
                                                                                                  Price Appreciation for
                                                Individual Grants                                      Option Term(3)
                              ---------------------------------------------------                 ----------------------
                               Number of           % of Total
                               Securities            Options
                               Underlying           Granted to        Exercise or
                                 Options           Employees in       Base Price     Expiration
     Name                     Granted (#)(1)        Fiscal Year       ($/Share)         Date        5% ($)      10% ($)
                              --------------       ------------       -----------    ----------   --------    ---------
 A. Patrick Linton                10,271              33%             $28.625        12/31/07     $184,900    $468,572

 Martin S. Lapera                  4,541              14%             $28.625        12/31/07      $81,748    $207,164

 Charles E. Weller              1,309(2)               4%             $28.625        12/31/07      $23,565     $59,718

 Mark A. Severson                  2,751               9%             $28.625        12/31/07      $49,524    $125,503


Footnote Explanations

(1) All options granted are immediately exercisable. Each of the above named executives are entitled to Reload Options to purchase an equal number of shares of the Company's Common Stock, if the original options are exercised within three years from the date of grant.

(2) The options granted to Mr. Weller to purchase 1,309 shares entitle Mr. Weller to receive an aggregate of 262 shares of restricted stock when the underlying stock options are exercised. The awards of restricted stock received are based on the formula of one (1) restricted share for every five (5) shares of Common Stock purchased pursuant to the exercise of stock options. The restriction period is for three (3) years from the date of receipt, and if the shares purchased pursuant to the exercise of stock options are sold within this time period, a pro rata percentage of the restricted shares are forfeited and must be returned to the Company.

 (3) The assumed annual rates of appreciation in the table are shown for illustrative purposes only pursuant to applicable SEC requirements. Actual values realized on stock options are dependent on actual future performance of the Company's stock, among other factors. Accordingly, the amounts shown may not necessarily be realized. Does not include the value of restricted stock awards in conjunction with the grant of options to Mr. Weller.

The table set forth below presents the amount and potential value of options held by each named executive at the end of fiscal 1997.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES


                                                           Number of
                                                           Securities        Value of
                                                           Underlying     Unexercised In-
                                                           Unexercised      the-Money
                                                           Options at      Options at
                                   Shares                 FY - End (#)      FY - End ($)
                                Acquired on     Value     Exercisable/     Exercisable/
                Name             Exercise     Realized(1) Unexercisable   Unexercisable(1)

                ----             --------     ----------- -------------   ----------------
         A. Patrick Linton         10,052      $85,764     39,198/--        $326,037/--

         Martin S. Lapera             --           --      15,768/--        $126,151/--

         Charles E. Weller          4,400      $55,204     11,121/--        $152,096/--

         Mark A. Severson           2,451      $20,912      9,631/--         $77,623/--


1. Does not include the value of restricted stock awards in conjunction with the grant of options.

Profit Sharing Plan. The Company has a Section 401 (k) profit sharing plan (the "Plan") covering employees meeting certain eligibility requirements as to minimum age and years of service. Employees may make voluntary contributions to the Plan through payroll deductions on a pre-tax basis. The Company makes contributions to the Plan at its discretion, based on the Company's performance. The Company's contributions are subject to a periodic vesting schedule (20% per year), requiring the completion of five years of service with the Company, before these benefits are fully vested. A participant's account under the Plan, together with investment earnings thereon, is normally distributable, following retirement, death, disability or other termination of employment, in a single lump-sum payment.

The Company's annual contribution to the Plan totaled $466,000 in 1997, including an aggregate of $37,067 of contributions for the executive officers named in the SUMMARY COMPENSATION TABLE.

Supplemental Executive Retirement Plan. The Bank maintains a Supplemental Executive Retirement Plan in order to provide retirement benefits and long-term compensation to a select group of executives, determined by the Board of Directors. Each Participant may elect to make contributions from his or her salary or bonus (if any), on a pre-tax basis. Each Participant shall be entitled to have his or her Account receive the credit for a particular Plan Year only if the Participant is both credited with a Year of Service during the Plan Year and is employed on the last day of the Plan Year or terminates employment during the Plan Year due to his or her (i) death, disability, retirement, or (ii) acquisition or merger of the Bank. If the Participant satisfies the requirements for a Plan Year, the Bank shall credit the Participant's Account, with an amount equal to (i) sixty percent (60%) of the Eligible Executive's Final Average Compensation commencing at age 65, or if later, actual retirement with 15 Years of Service, reduced by (ii) the combined value of the following: (a) the Participant's estimated primary insurance amount ("PIA") at age 65 from Social Security, assuming the Participant is entitled to the maximum PIA; and (b) the age 65 retirement income from the Executive Compensation Plan; and (c) the age 65 projected value of the Participant's accrued benefits under the Bank's terminated defined benefit pension plan ; and (d) the age 65 projected value of the Participant's profit-sharing contribution account under the Company's 401(k) Retirement and Savings Plan; and (e) the age 65 projected value of the Participant's matching contribution account under the Company's 401(k) Retirement and Savings Plan. The benefits related to this plan will be paid out of the general assets of the Bank.

Executive Compensation Plan. The Bank maintains an Executive Compensation Plan, which is intended to provide supplemental retirement benefits to executive officers designated by the Human Resources Committee of the Bank's Board of Directors. Under this plan, an amount determined by the Committee will be paid to a participant annually (in twelve monthly payments) for up to ten years commencing upon the earliest of (a) his or her attaining sixty-five years of age (or such later date as the participant and the Bank agree), (b) his or her death or (c) his or her disability. The payments will be made to a participant or his or her beneficiaries from the general funds of the Bank. Periodically, the Human Resources Committee will approve a change to the amount of annual benefits payable under the Executive Compensation Plan. Under the plan, the current annual benefits at normal retirement age established by the Human Resources Committee for Messrs. Linton and Lapera are $20,000 and $10,000, respectively. Messrs. Severson and Weller have no benefits under this plan.

Human Resources Committee Report


The Human Resources Committee of the Company is composed of four outside directors, Messrs. George B. Callan, Jr., Bernard L. Grove, Jr., Kenneth W. Rice and Rand D. Weinberg. None of the committee members has ever been an employee of the Company or its subsidiary. The Committee makes recommendations to the full Board of Directors regarding the adoption, extension, amendment and termination of the Company's compensation plans. In conjunction with the Company's Chairman and President/Chief Executive Officer ("CEO"), it reviews the performance of senior management, recommends annual salary revisions and administers the Company's compensation plans.

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

Base Salary

The Company's policy is to set base salaries for each executive officer position, including that of the CEO, in a range commensurate for equivalent banking jobs in the Mid-Atlantic region. The Company utilizes outside consultants to monitor the Company's competitive compensation status. The Board of Directors based upon the Human Resources Committee's recommendations sets the base salaries of executive officers.

Executive officers, other than the CEO, are reviewed annually by their superiors. The CEO is reviewed by the Executive Committee of the Board of Directors of the Company, which evaluation is forwarded to the Human Resources Committee. The quality of their individual performances and the relationship of their salary to their established salary range determine salary adjustments for executive officers.

Adjustments to the base salary of the CEO are governed by the same factors as other executive officers, but also specifically take into account the Company's current financial performance as measured by earnings, asset growth, and overall financial soundness. The Committee also considers the CEO's leadership in setting high standards for financial performance, motivating his management colleagues, and representing the Company and its values to internal and external constituencies.

Annual Bonus

The Company has an Employee Performance Bonus Plan (the "Bonus Plan"). Annual bonuses are accrued as of the end of the fiscal year and are paid in January. The Company's Bonus Plan has several components related to the Company's performance. For 1997, these components consisted of the Company achieving pre-determined return on average shareholder's equity, asset growth, stock price appreciation and earnings per share growth. The CEO's, Chief Operating Officer's and the Chief Financial Officer's annual cash bonuses are strictly related to the Company's performance goals while the other named executive officer's annual cash bonus was related 50% to the Company's performance goals and 50% to the Bank's performance goals. The Human Resources Committee approves goals for each component of the Bonus Plan at the beginning of each year. Annual cash bonuses tied to Bank performance goals and/or the Company's performance goals are evaluated on a point system. Points are awarded for equaling or exceeding the predetermined base for each component. Target goals are determined that exceed the threshold level, as well as maximum goals. For each specific component, if the threshold level is not achieved, no bonus is awarded for that component. The maximum potential annual bonus award for the four named executive officers is 15.0% to 37.5% of base salary, depending on the executive's position.

In 1997, the Company exceeded its maximum performance goals. Based on these results, the CEO was awarded a bonus of $78,750 which constituted 37.5% of his 1997 base salary. This annual bonus amount was accrued as of December 31, 1997 and paid in January 1998.

For the other named executive officers, Bank performance goals were exceeded in addition to substantially meeting the Company's target performance goals.

As of December 31, 1997, the total accrued annual bonus for the four named executive officers in the Bonus Plan was $155,346, which was paid in January 1998.

Stock Options

The Company maintains a 1992 Stock Option Plan currently covering 454,782 shares of the Company's Common Stock. This Stock Option Plan provides for grants by the Human Resources Committee of non-qualified stock options, as well as incentive stock options, thus tying a portion of the executive's compensation directly to the performance of the Company's stock price. The exercise price of the option to purchase stock under the plan may not be less than 100% of the fair market value of the Company's stock on the date of grant. Stock options are immediately exercisable from the date of grant and expire five and ten years from the date of the grant. Stock options for the four named executive officers typically are granted each year for a number of shares, the aggregate market value of which is in a range of 35% to 140% of the executive officer's base salary as of the date of grant. The Stock Option Plan also provides that the Company may grant one (1) share of restricted stock for every five (5) shares of Common Stock purchased pursuant to the exercise of options under the plan. The Common Stock purchased pursuant to the exercise of such options must be held for a period of three years before the restricted stock granted by the Company will fully vest to the recipient thereof. Stock options must be exercised in the sequence in which they were granted. This Plan also allows the Company to grant Reload Options, which allows the recipient to receive an Option to purchase, at an exercise price per share equal to the fair market value of the Common Stock as of that date, a number of shares of Common Stock equal to the number of shares subject to the exercised Option, if the original Option is exercised within three years of its date of grant.

In 1997, the CEO received options to purchase 10,271 shares with an exercise price of $28.625 per share. The CEO now owns 58,620 shares of the Company's Common Stock and holds options to purchase an additional 39,198 shares, all of which are presently exercisable. In 1997, the other named executive officers received options to purchase an aggregate of 8,601 shares of the Company's Common Stock with an exercise price of $28.625 per share. The Human Resources Committee believes that significant equity interests in the Company held by the Company's management align the interests of shareholders and management.

Stock options are designed to align the interests of executives with those of the shareholders. This approach is designed to provide incentives for the creation of shareholder value over the long term since the full benefit of the compensation package cannot be realized unless stock price appreciation occurs over a number of years.

Conclusion

Through the programs described above, a moderate portion of the Company's executive compensation is linked directly to individual and corporate performance and stock price appreciation. In the case of the CEO, approximately 26% of his total 1997 compensation, including the accrued annual bonus as of December 31, 1997, consisted of performance-based variable elements. The Human Resources Committee intends to continue the policy of linking executive compensation to corporate performance and returns to shareholders, recognizing that ups and downs of the business cycle from time to time may result in an imbalance for a particular period.

The Human Resources Committee of the Company has prepared this report.

George B. Callan, Jr., Bernard L. Grove, Jr., Kenneth W. Rice, Rand D. Weinberg.



Performance Graph

Set forth below is a line graph comparing the yearly percentage change in cumulative total shareholder return on the Company's Common Stock from January 1, 1992 to December 31, 1997. The Company's yearly percentage change in cumulative total shareholder return as shown below is compared to the NASDAQ Market Index and the published Industry Peer Group Index consisting of 123 middle Atlantic banks published by Media General Financial Services.

                                   PLOT POINTS
-------------------------------------------------------------------------------

                                 FCNB           Peer Group             NASDAQ
                                 ----           ----------             ------

                12/31/92         100.00           100.00               100.00
                12/31/93         136.25           124.23               119.95
                12/31/94         184.99           117.94               125.94
                12/31/95         190.11           179.10               163.35
                12/31/96         197.90           253.66               202.99
                12/31/97         310.81           375.28               248.30

Notes:   1.  Total return assumes reinvestment of dividends.
         2.  Fiscal Year Ending December 31.
         3. Return based on $100 dollars invested on January 1, 1993 in FCNB Corp Common Stock, an index for NASDAQ Stock Market (U.S. Companies), and Bank peer group.



Item 13.  Certain Relationships and Related Transactions.

During the past year the Bank has had, and the Bank expects to have in the future, banking transactions in the ordinary course of business with its directors and officers as well as with their associates. These transactions have been made on substantially the same terms, including interest rates, collateral, and repayment terms, as those prevailing at the same time for comparable transactions with unaffiliated parties. The extensions of credit to these persons have not and do not currently involve more than the normal risk of collectability or present other unfavorable features. At December 31, 1997, loans to directors and officers and their respective associates, including loans guaranteed by such persons, aggregated $9.2 million, which represented approximately 11.9% of consolidated shareholders' equity.

Gail T. Guyton, a director of the Company and the Bank, is chairman of the board and a principal shareholder of Morgan-Keller, Inc., a construction firm. During 1997, the Company paid Morgan-Keller, Inc. a total of $160,000 in construction payments, which related to various construction projects.

Jacob R. Ramsburg, Jr., a director of the Company and the Bank, is president and a principal shareholder of Frederick Underwriters, Inc., a general insurance agency which received $340,000 in premiums during 1997 in connection with the Company's purchase of certain types of insurance coverage.

Rand D. Weinberg, a director of the Company and the Bank, is a partner with Weinberg & Weinberg, a law firm in Frederick which received $15,000 in legal fees during 1997 for legal representation of various legal matters.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)      Documents filed as a part of the Report:

                  1. The following consolidated financial statements included in the 1997 Annual Report to Shareholders are incorporated herein by reference under Item 8 of this Report:

                                                                   Page Number
                                                                in Annual Report

                           Consolidated Balance Sheets                  25

                           Consolidated Statements of Income            26

                           Consolidated Statements of Changes
                           in Shareholders' Equity                      27

                           Consolidated Statements of Cash
                           Flows                                        28

                           Notes to Consolidated Financial
                           Statements                                30-45

                           Report of Independent Auditors               45


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



                  Exhibit No.       Item
                  -----------       ----

                  3-B               A copy of the amended By-Laws of FCNB
                                    Corp is hereby incorporated by reference to
                                    Exhibit 3-B of the Annual Report on Form
                                    10-K for 1993 of the Registrant.

                  10.1              A copy of the Executive Compensation
                                    Plan for Directors of FCNB Bank is hereby incorporated by reference to Exhibit 10-D to the Registration Statement on Form S-4 (File
                                    No. 33-09406) of the Registrant.

                  10.2              A copy of the Executive Compensation
                                    Plan for Management Personnel of FCNB Bank is hereby incorporated by reference to
                                    Exhibit 10-E to the Registration Statement on Form S-4 (File No. 33- 09406) of the
                                    Registrant.

                  10.3              A copy of the Supplemental Executive
                                    Retirement Plan of FCNB Bank, filed
                                    herewith.

                  10.4              A copy of the Severance Agreement
                                    between FCNB Corp, FCNB Bank and A. Patrick
                                    Linton, filed herewith.

                  10.5              A copy of the Severance Agreement
                                    between FCNB Corp, FCNB Bank and Martin S.
                                    Lapera, filed herewith.

                  10.6              A copy of the Severance Agreement
                                    between FCNB Corp, FCNB Bank and Mark A.
                                    Severson, filed herewith.

                  10.7              A copy of the Employee Incentive Bonus
                                    Plan of FCNB Bank is hereby incorporated by reference to Exhibit 10-F of the Annual
                                    Report on Form 10-K for 1991 of the
                                    Registrant.

                  10.8              A copy of the Compensation Agreement
                                    with Clyde C. Crum, filed herewith.

                  11 Statement Regarding Computation of Basic and Diluted Per Share Earnings, filed herewith.

                  12                Statement Regarding Computation of
                                    Ratios, filed herewith.


                  Exhibit No.                        Item

                  13                The Company's 1997 Annual Report to
                                    Shareholders, filed herewith.

                  21                A list of the subsidiaries of FCNB Corp
                                    is hereby incorporated by reference to the 1997 Annual Report to Shareholders at page
                                    47.

                  23                Consent of Independent Auditor

                  27                Financial Data Schedule

                  99.1              A copy of the Dividend Reinvestment and
                                    Stock Purchase Plan of FCNB Corp is hereby incorporated by reference to Registration
                                    Statement on Form S-3 (File No. 33-55040) of
                                    Registrant.

                  99.2              A copy of the FCNB Corp 1992 Employee
                                    Stock Option Plan, as amended, filed
                                    herewith.

                  99.3              A copy of the FCNB Corp 1997 Stock
                                    Option Plan for Directors, filed herewith.


         (b) There were no Reports on Form 8-K filed during the quarter ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FCNB CORP
                                           (Registrant)

Date: March 10, 1998           By: -------------------------------------
                                           A. Patrick Linton
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:


                          PRINCIPAL EXECUTIVE OFFICER:

Date: March 10, 1998                /s/ A. PATRICK LINTON
                                    ------------------------------------
                                    A. Patrick Linton
                                    President,
                                    Chief Executive Officer and Director

                     PRINCIPAL FINANCIAL AND
                       ACCOUNTING OFFICER:

Date: March 10, 1998                 /s/ MARK A. SEVERSON
                                     -----------------------------------
                                     Mark A. Severson
                                     Senior Vice President and Treasurer

Date: March 10, 1998                 /s/ GEORGE B. CALLAN
                                     -----------------------------------
                                     George B. Callan, Jr., Director

Date: March 10, 1998                 /s/ SHIRLEY D. COLLIER
                                     -----------------------------------
                                     Shirley D. Collier, Director


Date: March 10, 1998                 /s/ MILES M. CIRCO
                                     -----------------------------------
                                     Miles M. Circo, Director

Date: March 10, 1998                 /s/ CLYDE C. CRUM
                                     -----------------------------------
                                              Clyde C. Crum, Director

Date: March 10, 1998             /s/ JAMES S. GRIMES
                                 -------------------------------
                                 James S. Grimes, Director

Date: March 10, 1998             /s/ BERNARD L. GROVE
                                 -----------------------------------
                                 Bernard L. Grove, Jr., Director

Date: March 10, 1998             /s/ GAIL T. GUYTON
                                 -----------------------------------
                                 Gail T. Guyton, Director

Date: March 10, 1998             /s/ FRANK L. HEWITT
                                 -----------------------------------
                                 Frank L. Hewitt, III, Director

Date: March 10, 1998             /s/ RAMONA C. REMSBERG
                                 -----------------------------------
                                 Ramona C. Remsberg, Director

Date: March 10, 1998             /s/ JACOB R. RAMSBURG
                                 -----------------------------------
                                 Jacob R. Ramsburg, Jr., Director

Date: March 10, 1998             /s/ KENNETH W. RICE
                                 -----------------------------------
                                 Kenneth W. Rice, Director

Date  March 10, 1998             /s/ RAND D. WEINBERG
                                 -----------------------------------
                                 Rand D. Weinberg, Director

Date: March 10, 1998             /s/ DEWALT J. WILLARD
                                 -----------------------------------
                                 DeWalt J. Willard, Jr., Director