Form 10-K/A
period 1997-12-31
FCNB CORP
filed 1998-04-01
CIK 803644

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-K

     /x/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997
     Commission file number 0-15645

                                 FCNB Corp
          (Exact name of registrant as specified in its charter)



     MARYLAND                                                     52-1479635
     (State or other jurisdiction                                 (I.R.S. Employer Identification
     of incorporation or organization)                            Number)

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or such shorter period of time that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES /x/   NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of Common Stock (based on $30.00 per share) held by nonaffiliates on February 20, 1998 was approximately $159,027,240. As of March 2, 1998, there were 5,915,442 shares of Common Stock, par value $1.00 per share, of FCNB Corp issued and outstanding.

                  Documents Incorporated by Reference
Portions of the 1997 Annual Report to Shareholders for the year ended December 31, 1997 - PARTS I, II, & IV

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FCNB CORP
                                       (Registrant)

Date: March 10, 1998              By:  /s/ A. Patrick Linton
--------------------                   ----------------------
                                       A. Patrick Linton
                                       President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

                        PRINCIPAL EXECUTIVE OFFICER:

Date: March 10, 1998                   /s/ A. Patrick Linton
--------------------                   ----------------------
                                       A. Patrick Linton
                                       President,
                                       Chief Executive Officer and Director


                          PRINCIPAL FINANCIAL AND
                            ACCOUNTING OFFICER:


Date: March 10, 1998                   /s/ Mark A. Severson
--------------------                   -----------------------------------
                                       Mark A. Severson
                                       Senior Vice President and Treasurer


Date: March 10, 1998                   /s/ George B. Callan, Jr.
--------------------                   -----------------------------------
                                       George B. Callan, Jr., Director


Date: March 10, 1998                   /s/ Shirley D. Collier
--------------------                   -----------------------------------
                                       Shirley D. Collier, Director


Date: March 10, 1998                   /s/ Miles M. Circo
--------------------                   -----------------------------------
                                       Miles M. Circo, Director


Date: March 10, 1998                   /s/ Clyde C. Crum
--------------------                   -----------------------------------
                                       Clyde C. Crum, Director

Date: March 10, 1998                   /s/ James S. Grimes
--------------------                   -----------------------------------
                                       James S. Grimes, Director


Date: March 10, 1998                   /s/ Bernard L. Grove, Jr.
--------------------                   -----------------------------------
                                       Bernard L. Grove, Jr., Director


Date: March 10, 1998                   /s/ Gail T. Guyton
--------------------                   -----------------------------------
                                       Gail T. Guyton, Director


Date: March 10, 1998                   /s/ Frank L. Hewitt, III
--------------------                   -----------------------------------
                                       Frank L. Hewitt, III, Director


Date: March 10, 1998                   /s/ Ramona C. Remsberg
--------------------                   -----------------------------------
                                       Ramona C. Remsberg, Director


Date: March 10, 1998                   /s/ Jacob R. Ramsburg, Jr.
--------------------                   -----------------------------------
                                       Jacob R. Ramsburg, Jr., Director


Date: March 10, 1998                   Kenneth W. Rice
--------------------                   -----------------------------------
                                       Kenneth W. Rice, Director


Date: March 10, 1998                   Rand D. Weinberg
--------------------                   -----------------------------------
                                       Rand D. Weinberg, Director


Date: March 10, 1998                   DeWalt J.  Willard, Jr.
--------------------                   -----------------------------------
                                       DeWalt J.  Willard, Jr., Director

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
         -----------------------------------------------------------------

         (a)  Documents filed as part of the Report:

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

              3.  Exhibits required by Item 601 of Regulation S-K:

              Exhibit No.      Item
              -----------      ----
                  3.1           A copy of the Articles of Restatement of the Articles
                                of Incorporation of FCNB Corp is hereby incorporated
                                by reference to Exhibit 3-A of the Annual Report on
                                Form 10-K for 1994 of the Registrant.

              Exhibit No.      Item
              -----------      ----
                  3.2           A copy of the amended By-Laws of FCNB Corp is hereby
                                incorporated by reference to Exhibit 3-B of the Annual
                                Report on Form 10-K for 1993 of the Registrant.

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

                 10.3           A copy of the Supplemental Executive Retirement Plan of FCNB
                                Bank, filed with original 10-K filing on March 26, 1998.

                 10.4           A copy of the Severance Agreement between FCNB Corp, FCNB
                                Bank and A. Patrick Linton, filed with original 10-K filing on March 26, 1998.

                 10.5           A copy of the Severance Agreement between FCNB Corp, FCNB Bank and Martin S. Lapera, filed with original 10-K filing on
                                March 26, 1998.

                 10.6           A copy of the Severance Agreement between FCNB Corp, FCNB Bank and Mark A. Severson, filed with original 10-K filing on
                                March 26, 1998.

                 10.7           A copy of the Employee Incentive Bonus Plan of FCNB Bank is hereby incorporated by reference to Exhibit 10-F of the Annual
                                Report on Form 10-K for 1991 of the Registrant.

                 10.8           A copy of the Compensation Agreement with Clyde C. Crum, filed with original 10-K filing on March 26, 1998.

                 11             Statement Regarding Computation of Basic and Diluted Per Share
                                Earnings, filed with original 10-K filing on March 26, 1998.

                 12             Statement Regarding Computation of Ratios, filed with original
                                10-K filing on March 26, 1998.

              Exhibit No.      Item
              -----------      ----
                 13             The Company's 1997 Annual Report to Shareholders, filed with original 10-K filing on March 26, 1998.

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

                 99.2           A copy of the FCNB Corp 1992 Employee Stock Option Plan, as amended, filed with original 10-K filing on March 26, 1998.

                 99.3           A copy of the FCNB Corp 1997 Stock Option Plan for Directors, filed with original 10-K filing on March 26, 1998.

                 99.4           Independent Auditor's Report, filed herewith.

         (b) There were no Reports on Form 8-K filed during the quarter ended December 31, 1997.

Exhibit 99.4
INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
FCNB Corp
Frederick, Maryland

We have audited the accompanying consolidated balance sheets of FCNB Corp and its subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these consolidated financial statements based on our audits. With respect to information as of and for the year ended December 31, 1995, we did not audit the consolidated financial statements of Laurel Bancorp, Inc. and subsidiaries, which statements reflect total revenues constituting 17.1% in 1995 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Laurel Bancorp, Inc. and subsidiaries, is based solely upon the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FCNB Corp and its subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1997, in conformity with generally accepted accounting principles.

Keller Bruner & Company, L.L.C.

Frederick, Maryland
January 23, 1998