Form 10-Q
period 1998-03-31
FCNB CORP
filed 1998-05-01
CIK 803644

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For Quarter Ended            Commission file number
                 March 31, 1998                     0-15645

                                    FCNB Corp
             (Exact name of registrant as specified in its charter)

          MARYLAND                                             52-1479635
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer
                                                             Identification No.)

           7200 FCNB Court, Frederick, Maryland                  21703
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

                                                 Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $1 par value per share, 5,915,442 shares outstanding as of April 30, 1998.

PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements
FCNB Corp and Subsidiary


Consolidated Balance Sheets                                          (Unaudited)               (Unaudited)
(dollars in thousands, except per share amounts)                    March 31, 1998          December 31, 1997

ASSETS
Cash and due from banks                                                       $  28,986                 $  27,329
Interest-bearing deposits in other banks                                            811                       755
Federal funds sold                                                               19,196                    14,231
-------------------------------------------------------------- ------------------------- -------------------------
        Cash and cash equivalents                                                48,993                    42,315
-------------------------------------------------------------- ------------------------- -------------------------
Loans held for sale                                                               4,379                       909
Investment securities held to maturity at amortized
cost-fair value of $45,233 in 1998 and $48,729 in 1997                           44,810                    48,389
Investment securities available for sale-at fair value                          204,098                   202,850
-------------------------------------------------------------- ------------------------- -------------------------
Loans                                                                           573,557                   574,205
Less:   Allowance for credit losses                                             (5,711)                   (5,713)
        Unearned income                                                            (65)                     (100)
-------------------------------------------------------------- ------------------------- -------------------------
        Net loans                                                               567,781                   568,392
-------------------------------------------------------------- ------------------------- -------------------------
Bank premises and equipment                                                      22,416                    22,705
Other assets                                                                     34,421                    32,524
-------------------------------------------------------------- ------------------------- -------------------------
        Total assets                                                           $926,898                  $918,084
============================================================== ========================= =========================
Liabilities and Shareholders' Equity
LIABILITIES
Deposits:
     Noninterest-bearing deposits                                              $ 84,153                  $ 85,902
     Interest-bearing deposits                                                  548,818                   530,610
-------------------------------------------------------------- ------------------------- -------------------------
        Total deposits                                                          632,971                   616,512
-------------------------------------------------------------- ------------------------- -------------------------
Short-term borrowings:
     Federal funds purchased and securities sold
under agreements to repurchase                                                   34,449                    65,163
     Other short-term borrowings                                                173,137                   152,138
Accrued interest and other liabilities                                            6,694                     6,753
-------------------------------------------------------------- ------------------------- -------------------------
        Total liabilities                                                       847,251                   840,566
-------------------------------------------------------------- ------------------------- -------------------------
SHAREHOLDERS' EQUITY
Preferred stock, per share par value $1.00;                                          --                        --
     1,000,000 shares authorized; none outstanding
Common stock, per share par value $1.00;
     20,000,000 shares authorized:  5,915,442
     shares in 1998 and 5,912,284 shares in 1997
       issued and outstanding                                                    5,915                     5,912
Capital surplus                                                                  43,445                    43,398
Retained earnings                                                                26,134                    24,792
Accumulated other comprehensive income                                            4,153                     3,416
-------------------------------------------------------------- ------------------------- -------------------------
        Total shareholders' equity                                               79,647                    77,518
-------------------------------------------------------------- ------------------------- -------------------------
        Total liabilities and shareholders' equity                             $926,898                  $918,084
============================================================== ========================= =========================


FCNB Corp and Subsidiary
Consolidated Statements of Income and Comprehensive Income (Unaudited)



------------------------------------------------------------------ -----------------------------------------------
                                                                               For the 3 months ended
------------------------------------------------------------------ --------------------- -------------------------
(dollars in thousands, except per share amounts)                      March 31, 1998          March 31, 1997
------------------------------------------------------------------ --------------------- -------------------------
Interest income:
       Interest and fees on loans                                               $12,716                   $11,350
       Interest and dividends on investment securities:
           Taxable                                                                3,639                     2,956
           Tax exempt                                                                67                        94
           Dividends                                                                228                       149
       Interest on federal funds sold                                               144                       152
       Other interest income                                                         10                        33
------------------------------------------------------------------ --------------------- -------------------------
           Total interest income                                                 16,804                    14,734
------------------------------------------------------------------ --------------------- -------------------------
Interest expense:
       Interest on deposits                                                       5,751                     5,267
       Interest on federal funds purchased and securities
sold under agreements to repurchase                                                 637                       668
       Interest on other short-term borrowings                                    2,208                     1,021
------------------------------------------------------------------ --------------------- -------------------------
           Total interest expense                                                 8,596                     6,956
------------------------------------------------------------------ --------------------- -------------------------
Net interest income                                                               8,208                     7,778
Provision for credit losses                                                         100                       231
------------------------------------------------------------------ --------------------- -------------------------
Net interest income after provision for credit losses                             8,108                     7,547
------------------------------------------------------------------ --------------------- -------------------------
Noninterest income:
       Service fees                                                                 756                       627
       Net securities gains                                                         152                        87
       Gain on sale of loans                                                        152                       148
       Other operating income                                                       724                       431
------------------------------------------------------------------ --------------------- -------------------------
           Total noninterest income                                               1,784                     1,293
------------------------------------------------------------------ --------------------- -------------------------
Noninterest expenses:
       Salaries and employee benefits                                             3,574                     3,103
       Occupancy expenses                                                           652                       620
       Equipment expenses                                                           585                       523
       Merger-related expenses                                                        4                       351
       Other operating expenses                                                   1,637                     1,621
------------------------------------------------------------------ --------------------- -------------------------
           Total noninterest expenses                                             6,452                     6,218
------------------------------------------------------------------ --------------------- -------------------------
Income before provision for income taxes                                          3,440                     2,622
       Income tax expense                                                         1,086                       772
------------------------------------------------------------------ --------------------- -------------------------
Net income                                                                        2,354                     1,850
------------------------------------------------------------------ --------------------- -------------------------



Other  comprehensive income, net of tax:
       Unrealized gains (losses) on
       securities:
           Unrealized holding gains (losses) arising
           during period                                                            833                    (1,013)
           Less: reclassification adjustment for
            gains (losses) included in net income,
            net of taxes of $56 in 1998 and $32 in 1997                              96                        55
------------------------------------------------------------------ --------------------- -------------------------
Other comprehensive income (loss)                                                   737                    (1,068)
------------------------------------------------------------------ --------------------- -------------------------
Comprehensive income                                                            $ 3,091                  $    782
================================================================== ===================== =========================
Net income - before merger-related expenses                                     $ 2,354                   $ 2,065
================================================================== ===================== =========================
Basic and diluted earnings per share                                              $0.40                     $0.31
================================================================== ===================== =========================
Basic and diluted earnings - before merger-related expenses                       $0.40                     $0.35
================================================================== ===================== =========================
Basic weighted-average number of shares outstanding                           5,914,562                 5,899,521
================================================================== ===================== =========================
Diluted weighted-average number of shares outstanding                         5,937,324                 5,910,848
================================================================== ===================== =========================


FCNB Corp and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 1998 and 1997


-------------------------------------------------------------------------- ------------ -----------
(dollars in thousands)                                                        1998         1997
-------------------------------------------------------------------------- ------------ -----------
Cash flows from operating activities:
Net income (loss)                                                               $2,354       $1,850
  Adjustments to reconcile net income to net cash provided
   by operating activities:
  Depreciation and amortization                                                    503          402
  Provision for credit losses                                                      100          231
  Provision for foreclosed properties                                               50           --
  Provision for deferred income taxes (benefits)                                  (92)         (62)
  Net premium amortization (discount accretion) on investment  securities         (55)           84
     securities
  Accretion of net loan origination fees                                         (240)        (105)
  Net securities gains                                                           (152)         (87)
  Net loss on sale of foreclosed properties                                         39           --
  Decrease (increase) in other assets                                            1,125      (4,061)
  Decrease (increase) in loans held for sale(1)                                (3,470)        2,830
  Increase (decrease in accrued interest and other liabilities                    (59)        1,117
-------------------------------------------------------------------------- ------------ -----------
                  Net cash provided by operating activities                        103        2,199
-------------------------------------------------------------------------- ------------ -----------
Cash flow from investing activities:
   Proceeds from sales of investment securities - available for sale             2,733       24,377
   Proceeds from maturities of investment securities - available for sale       15,482        6,439
   Proceeds from maturities of investment securities - held to maturity          3,605        1,326
   Purchases of investment securities - available for sale                    (17,985)     (36,762)
   Net decrease (increase) in loans                                                751     (15,038)
   Purchases of bank premises and equipment                                      (182)        (588)
   Proceeds from dispositions of bank premises and equipment                         1           --
   Purchase of foreclosed properties                                              (21)        (183)
   Proceeds from dispositions of foreclosed properties                             435           70
   Purchase of investments in bank-owned life insurance                        (4,000)     (10,000)
-------------------------------------------------------------------------- ------------ -----------
                  Net cash (used in) investing activities                          819     (30,359)
-------------------------------------------------------------------------- ------------ -----------
Cash flows from financing activities:
   Net increase (decrease in noninterest-bearing deposits, NOW accounts,
   money market accounts and savings accounts                                   18,895      (8,304)
   Net increase (decrease) in time deposits                                     (2,436)     17,129
   Net increase (decrease in short-term borrowings                              (9,715)     18,372
   Proceeds from sale of stock                                                      25          26
   Repurchase of common stock                                                       --        (213)
   Dividend reinvestment plan                                                       (8)         --
   Dividends paid                                                               (1,005)       (802)
-------------------------------------------------------------------------- ------------ -----------
                  Net cash provided by financing activities                      5,756      26,208
-------------------------------------------------------------------------- ------------ -----------
Increase (decrease) in cash and cash equivalents                                 6,678      (1,952)
Cash and cash equivalents:
   Beginning of period                                                          42,315       44,526
-------------------------------------------------------------------------- ------------ -----------
                  End of period                                                $48,993      $42,574
========================================================================== ============ ===========

                                       5

                                   (Continued)

FCNB Corp and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)


For the three months ended March 31, 1998 and 1997
(dollars in thousands)                                                        1998         1997
-------------------------------------------------------------------------- ------------ -----------
Supplemental disclosures
  Interest paid                                                               $8,220       $5,978
-------------------------------------------------------------------------- ------------ -----------
  Income taxes paid (refunds)                                                  1,527         (357)
-------------------------------------------------------------------------- ------------ -----------
Supplemental schedule of noncash investing and financing activities:
  Foreclosed properties acquired in settlement of loans                          $--         $157
   Seller financed disposition of property                                       725           --
  Surplus from stock option transactions                                          26           55
-------------------------------------------------------------------------- ------------ -----------



(1) Loans held for sale are generally held for periods of ninety days or less.

FCNB Corp and Subsidiary

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

Note 2 - Acquisitions: In February 1998, the Company entered into an agreement to assume the deposit liabilities, and purchase certain assets, relating to four branches of First Virginia Bank-Maryland located in Gaithersburg, Germantown, Poolesville and Silver Spring, Maryland, and three branches of its sister bank, Farmers' Bank of Maryland, located in Catonsville, Pikesville and Reisterstown, Maryland. The seven branches held approximately $42 million in deposits at December 31, 1997. This purchase and assumption transaction is expected to be consummated in June 1998.

Note 3 - Investments: Using the criteria specified in Statement 115, the Company classifies its investments in debt and equity securities at March 31, 1998 and December 31, 1997 into two categories: held-to-maturity and available-for-sale.

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

Securities classified as available-for-sale are equity securities with readily determinable fair values and those debt securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. These securities are carried at fair value with any unrealized gains or losses included in accumulated other comprehensive income, a component of shareholders' equity, net of the related deferred tax effect.

As of March 31, 1998, the gross unrealized losses in the Company's investment portfolio were $144,000 in the held-to-maturity investment portfolio and $230,000 in the available-for-sale investment portfolio compared to $212,000 and $234,000, respectively, as of December 31, 1997. As of March 31, 1998, the gross unrealized gains in the Company's investment portfolio were $567,000 in the held-to-maturity investment portfolio and $7.05 million in the available-for-sale investment portfolio compared to $552,000 and $5.75 million, respectively, as of December 31, 1997. Since the Company's held-to-maturity investment portfolio includes fixed rate investment securities that have below current market interest rates, the future operating results of the Company would be negatively impacted in an increasing rate environment. This reduction in net interest income would result because the cost of funding the Company's operations increases, while the income earned on the held-to-maturity portfolio remains constant.

The amortized cost and estimated fair value of securities classified as held-to-maturity at March 31, 1998 are as follows:

Held-to-maturity portfolio


----------------------------------------------------- -------------- -------------- -------------- --------------
                                                                         Gross          Gross
March 31, 1998                                          Amortized     Unrealized     Unrealized      Estimated
(dollars in thousands)                                    Cost           Gains         Losses       Fair Value
----------------------------------------------------- -------------- -------------- -------------- --------------
U. S. Treasury and other U.S. government
agencies and corporations                                   $25,516          $  45         $   --        $25,561
State and political subdivision                               3,725            378             --          4,103
Mortgage-backed debt securities                              15,569            144            144         15,569
----------------------------------------------------- -------------- -------------- -------------- --------------
                                                            $44,810           $567           $144        $45,233
----------------------------------------------------- -------------- -------------- -------------- --------------

The amortized cost and estimated fair value of securities classified as available-for-sale at March 31, 1998 are as follows:

Available-for-sale-portfolio


----------------------------------------------------- -------------- -------------- -------------- --------------
                                                                         Gross          Gross
March 31, 1998                                          Amortized     Unrealized     Unrealized      Estimated
(dollars in thousands)                                    Cost           Gains         Losses       Fair Value
----------------------------------------------------- -------------- -------------- -------------- --------------
U. S. Treasury and other U.S. government agencies
and corporations                                            $68,045        $   578         $   --        $68,615
Corporate bonds                                              16,578            271             15         16,834
Mortgage-backed debt securities                              89,739          1,372            203         90,908
Equity securities                                            22,921          4,824              4         27,741
----------------------------------------------------- -------------- -------------- -------------- --------------
                                                           $197,283         $7,045           $230       $204,098
----------------------------------------------------- -------------- -------------- -------------- --------------


The gross realized gains on securities sold from the available-for-sale portfolio for the first three months of 1998 and 1997 are $152,000 and $182,000, respectively. The gross realized losses on securities sold from the available-for-sale portfolio for the same periods are $95,000 for the first three months of 1997 while no losses were realized in 1998.

The amortized cost and estimated fair value of securities classified as held-to-maturity and available-for-sale at March 31, 1998 summarized by contractual maturity, are as follows:

                                                Held-to-maturity                  Available-for-sale
--------------------------------------- ---------------- ----------------- ---------------- -----------------
March 31, 1998                          Amortized Cost    Estimated Fair   Amortized Cost    Estimated Fair
(dollars in thousands)                                        Value                              Value
--------------------------------------- ---------------- ----------------- ---------------- -----------------
Due in one year or less                       $   5,241         $   5,247     $         --      $         --
Due after one through five years                 23,498            23,894           42,650            43,017
Due after five through ten years                    402               422           40,468            40,923
Due after ten years                                 100               101            1,505             1,509
Mortgage-backed debt securities                  15,569            15,569           89,739            90,908
Equity securities                                    --                --           22,921            27,741
======================================= ================ ================= ================ =================
                                                $44,810           $45,233         $197,283          $204,098
======================================= ================ ================= ================ =================

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

The amortized cost and estimated fair value of securities classified as held-to-maturity at December 31, 1997 are as follows:

Held-to-Maturity Portfolio

                                                       Gross           Gross           Estimated
                                      Amortized     Unrealized       Unrealized          Fair
(Dollars in thousands)                   Cost          Gains           Losses            Value
------------------------------------ ------------- -------------- ----------------- ----------------
December 31, 1997
U.S. Treasury and other U.S.
 government agencies and corporations     $25,523          $  15             $  29          $25,509
State and political subdivisions            3,690            387                 -            4,077
Mortgage-backed debt securities            19,176            150               183           19,143
==================================== ============= ============== ================= ================
                                          $48,389           $552              $212          $48,729
==================================== ============= ============== ================= ================

The amortized cost and estimated fair value of securities available-for-sale at December 31, 1997 are as follows:

Available-for-sale-portfolio

                                                       Gross           Gross           Estimated
                                      Amortized     Unrealized       Unrealized          Fair
(Dollars in thousands)                   Cost          Gains           Losses            Value
------------------------------------ ------------- -------------- ----------------- ----------------
December 31, 1997
U.S. Treasury and other U.S.
  government agencies and corporations   $ 69,713        $   570             $  10        $  70,273
Mortgage-backed debt securities            93,063          1,532               216           94,379
Corporate bonds                            15,074            238                 3           15,309
Equity securities                          19,482          3,412                 5           22,889
==================================== ============= ============== ================= ================
                                         $197,332         $5,752              $234         $202,850
==================================== ============= ============== ================= ================

Note 4 - Per share amounts: On December 31, 1997, the Company adopted FASB Statement No. 128, "Earnings per Share." Statement 128 establishes standards for computing and presenting earnings per share ("EPS") that simplify the standards previously followed in Accounting Principals Board Opinion No. 15. It replaces the former presentation of primary EPS with a presentation of basic EPS and, where applicable, requires the dual presentation of basic and diluted EPS on the face of the income statement. Basic EPS is generally computed by dividing net income by the weighted-average number of common shares outstanding for the period, whereas diluted EPS essentially reflects the potential dilution in basic EPS that could occur if other contracts to issue common stock were exercised. Per share amounts are based on the weighted-average number of shares outstanding during each year as follows:


                                                            March 31,
                                                  --------------------------
                                                     1998             1997

Basic EPS weighted-average shares
outstanding                                       5,914,562        5,899,521
Effect of dilutive securities - stock options        22,762           11,327
                                                 ----------       ----------
Diluted EPS weighted-average shares outstanding   5,937,324        5,910,848
                                                 ----------       ----------
                                                 ----------       ----------

Note 5 - Risk Management Instruments: Interest rate swaps used to achieve interest rate risk management objectives are accounted for in a manner consistent with the accounting basis of the related asset or liability. An instrument designated to hedge an asset or liability carried at historical cost is accounted for on an accrual basis, whereby the interest income or expense of the related asset or liability is adjusted for the net amount of any interest receivable or payable generated by the hedging instrument during the reporting period. For such instruments, no amounts other than any accrued interest receivable or payable are included in the accompanying consolidated balance sheets.

Interest rate swaps involve the exchange of payments between counterparties based on the interest differential between a fixed and a variable interest rate applied to a notional balance. Under accrual accounting, this interest differential is recognized as an adjustment to the interest income or expense of the related asset or liability in the accompanying statements of income.

Upon early termination of derivative instruments accounted for under the accrual method, the net proceeds received or paid are deferred, if material, in the accompanying consolidated balance sheets and amortized to the interest income or expense of the related asset or liability over the lesser of the remaining contractual life of the instrument or the maturity of the related asset or liability. At March 31, 1998 and December 31, 1997, there were no deferred gains or losses in the accompanying consolidated balance sheets arising from the termination of instruments qualifying for accrual accounting prior to maturity.

Note 6: - Comprehensive Income: On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income, as defined by Statement 130, is the change in equity of a business enterprise during a reporting period from transactions and other events and circumstances from non-owner sources. In addition to an enterprise's net income, change in equity components under comprehensive income reporting would also include such items as the net change in unrealized gain or loss on available-for-sale securities and foreign currency translation adjustments. Statement 130 requires disclosure of comprehensive income and its components with the same prominence as the Company's other financial statements.

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

The following discussion and related financial data for the Company provides an overview of the financial condition and results of operations of the Company and its wholly-owned subsidiary, which is presented on a consolidated basis. The principal subsidiary of the Company is FCNB Bank. For the first three months, the Company reported earnings of $2.35 million in 1998 and $1.85 million in 1997. However, net income before specific one-time merger related costs was $2.35 million in 1998 compared to $2.07 million for the same period in 1997.

Return on average assets and return on average equity are key measures of earnings performance. Return on average assets measures the ability of a bank to utilize its assets in generating income. Annualized return on average assets for the three months ended March 31, 1998 was 1.04% compared to 1.05% before specific one-time merger related costs for the same period in 1997. The annualized return on average shareholders' equity, which measures the income earned on the capital invested, for the three months ended March 31, 1998 was 12.11% compared to 11.96% before specific one-time merger related costs for the three months ended March 31, 1997.

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

Net Interest Income

Net interest income represents the Company's gross profit from lending and investment activities, and is the most significant component of the Company's earnings. Net interest income is the difference between interest and related fee income on earning assets (primarily loans and investment securities) and the cost of funds (primarily deposits and short-term borrowings) supporting them. To facilitate the analysis of net interest income, the table on page 16 is presented on a taxable equivalent basis to adjust for the tax-exempt status of certain loans and investment securities. This adjustment, based on the statutory federal income tax rate of 35%, increases the tax-exempt income to an amount representing an estimate of what would have been earned if that income were fully taxable.

Taxable equivalent net interest income for the first three months of 1998 totaled $8.32 million, increasing 6.3% from the $7.83 million recorded for the same period in 1997. The Company's average interest-earning assets increased 14.9% to $832.36 million from March 31, 1997. This increase was primarily funded with a 16.4% increase in the Company's average interest-bearing liabilities.

The Company's net interest margin (taxable equivalent net interest income as a percent of average interest-earning assets) was 4.00% and 4.32% for the first quarter of 1998 and 1997, respectively. The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest-bearing liabilities. This spread decreased by 30 basis points in the first quarter of 1998 when compared to the same period in the prior year. The yield on earning assets dropped to 8.13% from 8.16%, while the rates paid on interest-bearing liabilities increased by 27 basis points to 4.62%.

The rate of interest earned on interest-earning assets and the rate paid on interest-bearing liabilities, while significantly affected by the actions taken by the Federal Reserve to control economic growth, are influenced by competitive factors within the Company's market. Competitive pressures during early 1998 and late 1997 for both loans and the funding sources needed to satisfy loan demand within the Company's market area caused its net interest spread to narrow. The management of the Company feels that the competitive pressures in this market will cause the net interest spread to continue to be under pressure during 1998. Therefore, the Company is currently pursuing operating efficiencies through improved technology and is evaluating new products and services in an effort to enhance its level of noninterest income. There can be no assurance that these benefits will be realized.

Market Risk

The Company employs computer model simulations to monitor its interest rate sensitivity. Interest rate risk ("IRR") management has various sources and it is not simply the risk from rates rising and falling. In fact, there are four sources of IRR: repricing risk, basis risk, yield curve risk and option risk. Gap modeling only focuses on repricing risk. Income simulations that incorporate cash flow analyses: (1) measure the size and direction of interest rate exposure under a variety of interest rate and yield curve shape scenarios; (2) provide the opportunity to capture all critical elements such as volume, maturity dates, repricing dates, prepayment volumes and hidden options such as caps, floors, puts and calls; (3) utilize data to clearly focus attention on critical variables; (4) are dynamic; and (5) reflect changes in prevailing interest rates which affect different assets and liabilities in different ways. These simulations are run on a monthly basis using a ramped technique to determine the effects on the Company's net income and the Market Value of Portfolio Equity ("MVPE"), assuming an immediate increase or decrease in interest rates. The MVPE simulation is the process of generating multiple forecasts for future interest rate scenarios and then discounting the estimated cash flows anticipated under those scenarios. The MVPE is the estimated economic value of the Company based on the net difference between the value of the interest-earning assets ("IEA") and the value of the interest bearing liability ("IBL"), using the current characteristics of each. Some factors that influence the value of the IEA and the IBL are the rate, maturity, repricing frequency and prepayment options. The Company has an interest rate risk management policy that limits the amount of deterioration in net interest income, associated with an assumed interest rate shock of +/-100, +/-200 and +/-300 basis points change in interest rates, to no more than 7.5% (+/-100), 10.0% (+/-200) and 12.5% (+/-300) of net interest income, respectively. The model results as of March 31, 1998 are as follows:


                                               Change in Interest Rate Assumption
--------------------------- -------------------------------------------------------------------------
--------------------------- ------------ ----------- ----------- ----------- ------------ -----------
(dollars in thousands)        +100 bp     +200 bp     +300 bp     -100 bp      -200 bp     -300 bp
--------------------------- ------------ ----------- ----------- ----------- ------------ -----------
--------------------------- ------------ ----------- ----------- ----------- ------------ -----------
Net interest income -          $  (564)   $ (1,314)   $ (1,925)     $   784       $1,526      $1,936
 increase (decrease)
--------------------------- ------------ ----------- ----------- ----------- ------------ -----------
--------------------------- ------------ ----------- ----------- ----------- ------------ -----------
Net interest income - %           1.70%       3.97%       5.81%       2.37%        4.61%       5.85%
change
--------------------------- ------------ ----------- ----------- ----------- ------------ -----------
--------------------------- ------------ ----------- ----------- ----------- ------------ -----------
MVPE - increase (decrease)     $(8,224)   $(13,749)   $(19,188)      $1,154       $1,883      $2,012
--------------------------- ------------ ----------- ----------- ----------- ------------ -----------
--------------------------- ------------ ----------- ----------- ----------- ------------ -----------
MVPE - % change                  10.12%      16.92%      23.62%       1.42%        2.32%       2.48%
--------------------------- ------------ ----------- ----------- ----------- ------------ -----------


Noninterest Income

Noninterest income increased $491,000 (38.0%) for the three months ended March 31, 1998, when compared to the same period in 1997. This increase was partially attributable to the increase in service fee income of $129,000, which was due to an increase in the volume of deposit accounts maintained. Security gains increased in 1998 to $152,000 from the $87,000 realized in 1997. The increase in other operating income includes approximately $140,000 attributable to the Company's bank-owned life insurance program that generates tax-exempt income to partially offset the cost of employee benefit programs.

The Company is adding new products and services to strengthen the ratio of noninterest income to total revenue to mitigate the effect of its decreasing net interest spread. Some of these products are fee-based and, accordingly, the income from these products is less sensitive to fluctuations in the level of interest rates. The Company offers asset management and trust services and in December, 1997, the Company began to offer Financial Planning and Investment Services. This new division will offer customers comprehensive financial planning as well as investment and insurance products.

The Company's management is committed to developing and offering innovative, market-driven products and services that will generate additional sources of noninterest income. However, the future results of any of these products or services cannot be predicted at this time.

Noninterest Expenses

Noninterest expenses, excluding merger related expenses, increased $581,000 (9.9%) for the first three months of 1998, when compared to the first three months of 1997.

Total salaries and employee benefits increased $471,000 (15.2%) over the first three months of 1997. The increase in salaries and employee benefits reflects general merit and cost-of-living adjustments, plus the additional staffing of the Financial Planning and Investment Services Division in December, 1997. Additional increased health care costs and pension expenses are the primary causes for the remaining portion of this increase.

Occupancy expenses increased $32,000 (5.2%) and equipment expenses increased $62,000 (11.9%) over the first three months of 1997. The increase in equipment expenses is primarily associated with the additional depreciation expense incurred as a result of implementing new technology.

Other operating expenses increased $16,000 (1.0%) compared to the first quarter of 1997.


Income Taxes

The Company's effective tax rates for the first three months of 1998 and 1997 were 31.6% and 29.4%, respectively. The Company's income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain loans, investment securities and the bank-owned life insurance program. Additionally, the Company derives income tax benefits from a subsidiary located in the state of Delaware that holds and manages a portion of its investment portfolio.


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

SFAS 114 excludes smaller balance and homogeneous loans from impairment reporting. Therefore, the Company has designated consumer, credit card and residential mortgage loans to be excluded for this purpose. From the remaining loan portfolio, loans rated as doubtful or worse, classified as nonaccrual, and troubled debt restructurings are considered to be impaired. Loans are placed on nonaccrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received. Up to this point, the Company considers slow payment on a loan, to only be a minimum delay. The Company has identified commercial real estate and commercial and industrial type loans as the major risk classifications to be used in the application of SFAS 114.

Selected information concerning the Company's recorded investment in impaired loans and related interest income are summarized as follows:


(dollars in thousands)
March 31,                                                                               1998       1997
------------------------------------------------------------------------------------ ---------- ----------
Impaired loans with specific allocation of allowance for credit losses                  $2,429     $2,020
Specific allocation of allowance for credit losses                                       1,059        393
Other impaired loans                                                                     1,232        753
Average recorded investment in impaired loans                                            3,605      2,774
Interest income recognized on impaired loans based on cash payments received                99         28


Additional information concerning the Company's recorded investment in nonaccrual loans, for which impairment had not been recognized are as follows:


(dollars in thousands)
March 31,                                                                               1998         1997
------------------------------------------------------------------------------------ ------------ -----------
Nonaccrual loans                                                                            $902        $307
Interest income not recognized due to loans in nonaccrual status                              19           6



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

The allowance for credit losses was $5.71 million, or 1.00% of total loans, net of unearned income, at March 31, 1998, compared to $5.51 million, or 1.07% as of March 31, 1997, and $5.71 million, or 1.00% as of December 31, 1997. The allowance for credit losses to nonperforming loans was 99.5%, 93.7% and 123.7% as of March 31, 1998, March 31, 1997 and December 31, 1997, respectively.

Total nonperforming assets as of March 31, 1998 were $8.01 million, a $1.23 million decrease from the level of nonperforming assets as of March 31, 1997, and a $109,000 decrease from the level as of December 31, 1997. Total nonperforming assets as of March 31, 1998, including properties acquired through foreclosure, represent .86% of total assets, compared to 1.14% and .88% as of March 31, 1997 and December 31, 1997, respectively.

Nonperforming assets at March 31, 1998 included $4.64 million of nonaccrual loans, $1.10 million of loans past due 90 days or more, $1.94 million of foreclosed commercial properties and $333,000 of foreclosed residential properties.

Allowance for Credit Losses

---------------------------------------------------------------- --------------------- ----------------------
                                                                  Three months ended
                                                                                            Year ended
                                                                    March 31, 1998       December 31, 1997
---------------------------------------------------------------- --------------------- ----------------------
Average total loans outstanding during period                                $574,924               $535,921
---------------------------------------------------------------- --------------------- ----------------------
Allowance at beginning of year                                                 $5,713                 $5,123
---------------------------------------------------------------- --------------------- ----------------------
Charge-offs:
   Real estate - construction                                                      --                    588
   Real estate - mortgage                                                          --                     12
   Commercial and agricultural                                                     --                    306
   Consumer                                                                       164                    288
---------------------------------------------------------------- --------------------- ----------------------
               Total charge-offs                                                  164                  1,194
---------------------------------------------------------------- --------------------- ----------------------
Recoveries:
   Real estate - construction                                                      --                     24
   Real estate - mortgage                                                          11                      4
   Commercial and agricultural                                                     20                    369
   Consumer                                                                        31                     58
---------------------------------------------------------------- --------------------- ----------------------
               Total recoveries                                                    62                    455
---------------------------------------------------------------- --------------------- ----------------------
Net charge-offs (recoveries)                                                      102                    739
---------------------------------------------------------------- --------------------- ----------------------
Additions to allowance charged to operating expenses                              100                  1,329
================================================================ ===================== ======================
Allowance at end of period                                                     $5,711                 $5,713
================================================================ ===================== ======================
Ratio of net charge-offs to average total loans                                 0.02%                  0.14%
================================================================ ===================== ======================


               Allocation of Allowance for Credit Losses

                                              March 31,              December 31,
                                                1998       %(1)          1997         %(1)
                                             ------------ -------- ----------------- --------
Real estate - construction                       $   621      15%           $   557      14%
Real estate - mortgage                             2,864       59             2,703       65
Commercial and agricultural                        1,293       11               993       11
Consumer                                             448       15               380       10
Unallocated                                          485       --             1,080       --
-------------------------------------------- ------------ -------- ----------------- --------
               Total Allowance                    $5,711     100%            $5,713     100%
============================================ ============ ======== ================= ========

(1) Percent of loans in each category to total loans, net of unearned income.

The Company makes real estate-construction, real estate-mortgage, commercial and agricultural, and consumer loans. The real estate-construction loans are generally secured by the construction project financed, and have a term of one year or less. The real estate-mortgage loans are generally secured by the property with a maximum loan to value ratio of 75% and generally a term of one to five years. The commercial and agricultural loans consist of secured and unsecured loans. The unsecured commercial loans are made based on the financial strength of the borrower and usually require personal guarantees from the principals of the business. The collateral for the secured commercial loans may be equipment, accounts receivable, marketable securities or deposits in the subsidiary bank of the Company. These loans have a maximum loan to value ratio of 75% and a term of one to five years. The consumer loan category consists of secured and unsecured loans. The unsecured consumer loans are made on the financial strength of the individual borrower. The collateral for the secured consumer loans may be marketable securities, automobiles, recreational vehicles or deposits in the Company's subsidiary bank. The usual term for these loans is three to five years.


As of March 31, 1998, the Company had loans totaling $15.56 million that were current but as to which there are concerns as to the ability of the borrowers to comply with present loan repayment terms. While management of the Company does not anticipate any loss not previously provided for on these loans, changes in the financial condition of these borrowers may necessitate future modifications in their loan repayment terms.


At March 31, 1998, the Company had no concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparts that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.


There were no other interest-bearing assets at March 31, 1998, classifiable as nonaccrual, past due, restructured or problem assets.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest Differentials

The following table shows average balances of asset and liability categories, interest income and paid, and average yields and rates for the periods indicated:


------------------------------------------- --------------------------------------- --------------------------------------
                                                      Three months ended                     Three months ended
                                                        March 31, 1998                         March 31, 1997
                                            --------------------------------------- --------------------------------------
                                            -------------- ------------ ----------- ------------- ----------- ------------
                                               Average      Interest    Average       Average     Interest      Average
                                                Daily      Income(1)/     Yield/       Daily      Income(1)/    Yield/
(dollars in thousands)                         Balance        Paid         Rate       Balance        Paid        Rate
------------------------------------------- -------------- ------------ ----------- ------------- ----------- ------------
Assets
Interest-earning assets:
    Interest-bearing deposits                    $  1,339      $    10       2.99%      $  3,831     $    33        3.45%
------------------------------------------- -------------- ------------ ----------- ------------- ----------- ------------
    Federal funds sold                              9,098          144        6.33        11,386         152         5.34
------------------------------------------- -------------- ------------ ----------- ------------- ----------- ------------
    Loans held for sale                             1,964           30        6.11         1,839          30         6.53
------------------------------------------- -------------- ------------ ----------- ------------- ----------- ------------
    Investment securities:
         Taxable                                  241,335        3,914        6.49       196,860       3,105         6.31
         Tax exempt                                 3,702          103       11.14         5,074         142        11.23
------------------------------------------- -------------- ------------ ----------- ------------- ----------- ------------
    Total investment securities                   245,037        4,017        6.56       201,934       3,247         6.43
------------------------------------------- -------------- ------------ ----------- ------------- ----------- ------------
    Loans(2)                                      574,924       12,711        8.84       505,418      11,321         8.96
------------------------------------------- -------------- ------------ ----------- ------------- ----------- ------------
    Total interest-earning assets                 832,362       16,912        8.13       724,408      14,783         8.16
    Noninterest-earning assets                     69,468                                 59,140
    Net Effect of SFAS 115                          3,549                                    407
------------------------------------------- -------------- ------------ ----------- ------------- ----------- ------------
         Total assets                            $905,379                               $783,955
------------------------------------------- -------------- ------------ ----------- ------------- ----------- ------------


------------------------------------------- -------------- ------------ ----------- ------------- ----------- ------------
Liabilities and Shareholders' Equity
------------------------------------------- -------------- ------------ ----------- ------------- ----------- ------------
Interest-bearing liabilities:
     Interest-bearing deposits                   $531,328        5,751       4.33%      $509,868       5,267        4.13%
     Other short-term borrowings                  212,652        2,845        5.35       129,306       1,689         5.22
------------------------------------------- -------------- ------------ ----------- ------------- ----------- ------------
Total interest bearing liabilities                743,980        8,596        4.62       639,174       6,956         4.35
------------------------------------------- -------------- ------------ ----------- ------------- ----------- ------------
Noninterest-bearing deposits                       77,319                                 69,464
Noninterest-bearing liabilities                     6,316                                  6,275
------------------------------------------- -------------- ------------ ----------- ------------- ----------- ------------
         Total liabilities                        827,615                                714,913
------------------------------------------- -------------- ------------ ----------- ------------- ----------- ------------
Shareholders' equity                               74,215                                 68,635
Accumulated other comprehensive income              3,549                                    407
------------------------------------------- -------------- ------------ ----------- ------------- ----------- ------------
         Total shareholders' equity                77,764                                 69,042
------------------------------------------- -------------- ------------ ----------- ------------- ----------- ------------
------------------------------------------- -------------- ------------ ----------- ------------- ----------- ------------
         Total liabilities and shareholders'
          equity                                 $905,379                               $783,955
------------------------------------------- -------------- ------------ ----------- ------------- ----------- ------------
Net interest income                                            $ 8,316                               $ 7,827
------------------------------------------- -------------- ------------ ----------- ------------- ----------- ------------
Net interest spread                                                          3.51%                                  3.81%
------------------------------------------- -------------- ------------ ----------- ------------- ----------- ------------
Net interest margin                                                          4.00%                                  4.32%
------------------------------------------- -------------- ------------ ----------- ------------- ----------- ------------

1 Taxable equivalent adjustments of $108,000 for 1998 and $49,000 for 1997 are included in the interest income for total interest-earning assets.

2 Nonaccruing loans, which include impaired loans, are included in the average balances. Net loan fees included in interest income totaled $357,000 in 1998 and $283,000 in 1997 and 1996.

Capital Resources

The following table shows the risk-based capital and the leverage ratios for the Company as of March 31, 1998:



                                                                                                           To Be Well
                                                                          For Capital                  Capitalized Under
                                                     Actual              Adequacy Purposes             Prompt Corrective
                                                                                                       Action Provisions:
---------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                         Amount      Ratio         Amount        Ratio           Amount      Ratio

As of March 31, 1998:

Total Capital
  (to Risk-Weighted Assets):
    FCNB Corp                                 $77,899      11.95%        $52,135       8.0%            N/A         N/A
    FCNB Bank                                 $64,441      10.03%        $51,396       8.0%            $64,245     10.0%


Tier I Capital
  (To Risk-Weighted Assets):
    FCNB Corp                                 $72,188      11.08%        $26,067       4.0%            N/A         N/A
    FCNB Bank                                 $58,730       9.14%        $25,698       4.0%            $38,547     6.0%


Tier I Capital
  (To Average Assets):
    FCNB Corp                                 $72,188       8.03%        $26,956       3.0%            N/A         N/A
    FCNB Bank                                 $58,730       6.61%        $26,655       3.0%            $44,425     5.0%



Inflation

The effect of changing prices on financial institutions is typically different than on non-banking companies since virtually all of a bank's assets and liabilities are monetary in nature. In particular, interest rates are significantly affected by inflation, but neither the timing nor magnitude of the changes are directly related to price level indices; therefore, the Company can best counter inflation over the long term by managing net interest income and controlling net increases in noninterest income and expenses.


Year 2000

The Company is currently addressing the many areas affected by the Year 2000 computer issue. A Year 2000 plan has been prepared which includes contacting all of the software vendors that maintain the computer programs that the Company relies upon. This plan provides that the Company will obtain assurances from these software vendors that their product will be Year 2000 compliant. All systems potentially affected will be evaluated. The plan also includes contacting large commercial loan customers to determine their readiness for this issue. At this time, it is anticipated that many, if not all of these changes, should be ready for testing by December 31, 1998. Since many of the programs used by the Company are "off-the-shelf" as compared to "highly customized," the cost to address these matters is not expected to have a material impact on future operating results or financial condition. This area is changing very rapidly and the actual results may differ from what has been anticipated.

Web Site

The Securities and Exchange Commission maintains a web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including the Company; that address is: http:\\www.sec.gov.

PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.


    (a)  Exhibits

         No. 11 Statement Regarding Computation of Per Share Earnings

         No. 27 Financial Data Schedule

    (b) Report on Form 8-K. None filed during the first quarter of 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           FCNB CORP
                           (Registrant)



    April 30, 1998         By: /s/ Patrick Linton
                               ------------------
                           A. Patrick Linton,
                           President, Chief Executive Officer  and Director





    April 30, 1998         By: /s/ Mark A. Severson
                              ---------------------
                           Mark A. Severson
                           Senior Vice President and Treasurer