Form 10-Q
period 1998-06-30
FCNB CORP
filed 1998-08-07
CIK 803644

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For Quarter Ended            Commission file number
                      June 30, 1998                      0-15645


                                    FCNB Corp
             (Exact name of registrant as specified in its charter)

           MARYLAND                                      52-1479635
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

  7200 FCNB COURT, FREDERICK, MARYLAND                                 21703
(Address of principal executive offices)                             (Zip Code)

        Registrant's telephone number, including area code: (301)662-2191

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $1 par value per share, 7,895,024 shares outstanding as of July 30, 1998, as adjusted for the effects of the 4-for-3 stock split declared on July 14, 1998 and payable on August 14, 1998.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

FCNB CORP AND SUBSIDIARY

-------------------------------------------------------------- ------------------------- -------------------------
Consolidated Balance Sheets                                          (Unaudited)               (Unaudited)
(dollars in thousands, except per share amounts)                    June 30, 1998           December 31, 1997
-------------------------------------------------------------- ------------------------- -------------------------
ASSETS

Cash and due from banks                                                      $   26,194                 $  27,329
Interest-bearing deposits in other banks                                            840                       755
Federal funds sold                                                               25,187                    14,231
-------------------------------------------------------------- ------------------------- -------------------------
        Cash and cash equivalents                                                52,221                    42,315
-------------------------------------------------------------- ------------------------- -------------------------
Loans held for sale                                                               3,945                       909
Investment securities held to maturity at amortized
cost-fair value of $38,646 in 1998 and $48,729 in
1997                                                                             38,294                    48,389
Investment securities available for sale-at fair value                          280,847                   202,850
-------------------------------------------------------------- ------------------------- -------------------------
Loans                                                                           587,067                   574,205
Less:   Allowance for credit losses                                              (5,845)                   (5,713)
        Unearned income                                                             (45)                     (100)
-------------------------------------------------------------- ------------------------- -------------------------
        Net loans                                                               581,177                   568,392
-------------------------------------------------------------- ------------------------- -------------------------
Bank premises and equipment                                                      23,178                    22,705
Other assets                                                                     41,984                    32,524
-------------------------------------------------------------- ------------------------- -------------------------
        Total assets                                                         $1,021,646                  $918,084
============================================================== ========================= =========================
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES

Deposits:
     Noninterest-bearing deposits                                             $  95,500                  $ 85,902
     Interest-bearing deposits                                                  586,070                   530,610
-------------------------------------------------------------- ------------------------- -------------------------
        Total deposits                                                          681,570                   616,512
-------------------------------------------------------------- ------------------------- -------------------------
Short-term borrowings:
     Federal funds purchased and securities sold
     under agreements to repurchase                                              65,129                    65,163
     Other short-term borrowings                                                187,136                   152,138
Accrued interest and other liabilities                                            6,834                     6,753
-------------------------------------------------------------- ------------------------- -------------------------
        Total liabilities                                                       940,669                   840,566
-------------------------------------------------------------- ------------------------- -------------------------
SHAREHOLDERS' EQUITY

Preferred stock, per share par value $1.00;
     1,000,000 shares authorized; none outstanding                                   --                        --
Common stock, per share par value $1.00;
     20,000,000 shares authorized:  5,915,443
     shares in 1998 and 5,912,284 shares in 1997
     issued and outstanding                                                       5,915                     5,912
Capital surplus                                                                  43,445                    43,398
Retained earnings                                                                27,506                    24,792
Accumulated other comprehensive income                                            4,111                     3,416
-------------------------------------------------------------- ------------------------- -------------------------
        Total shareholders' equity                                               80,977                    77,518
-------------------------------------------------------------- ------------------------- -------------------------
        Total liabilities and shareholders' equity                           $1,021,646                  $918,084
============================================================== ========================= =========================

FCNB CORP AND SUBSIDIARY

Consolidated Statements of Income and Comprehensive Income (Unaudited)

------------------------------------------------------------------ ------------------------------- -------------------------------
                                                                     For the 3 months ended          For the 6 months ended
------------------------------------------------------------------ -------------- ---------------- -------------- ----------------
                                                                       June 30,         June 30,       June 30,         June 30,
(dollars in thousands, except per share amounts)                         1998             1997           1998             1997
------------------------------------------------------------------ -------------- ---------------- -------------- ----------------
Interest income:
       Interest and fees on loans                                        $13,049          $11,831        $25,765          $23,181
       Interest and dividends on investment securities:
           Taxable                                                         3,989            3,250          7,628            6,206
           Tax exempt                                                         78               90            145              184
           Dividends                                                         245              141            473              290
       Interest on federal funds sold                                         80               97            224              249
       Other interest income                                                  20               38             30               71
------------------------------------------------------------------ -------------- ---------------- -------------- ----------------
           Total interest income                                          17,461           15,447         34,265           30,181
------------------------------------------------------------------ -------------- ---------------- -------------- ----------------
Interest expense:
       Interest on deposits                                                5,891            5,481         11,642           10,748
       Interest on federal funds purchased and securities
       sold under agreements to repurchase                                   537              553          1,174            1,221
       Interest on other short-term borrowings                             2,471            1,352          4,679            2,373
------------------------------------------------------------------ -------------- ---------------- -------------- ----------------
           Total interest expense                                          8,899            7,386         17,495           14,342
------------------------------------------------------------------ -------------- ---------------- -------------- ----------------
Net interest income                                                        8,562            8,061         16,770           15,839
Provision for credit losses                                                  350              231            450              462
------------------------------------------------------------------ -------------- ---------------- -------------- ----------------
Net interest income after provision for credit losses                      8,212            7,830         16,320           15,377
------------------------------------------------------------------ -------------- ---------------- -------------- ----------------
Noninterest income:

       Service fees                                                          786              715          1,542            1,342
       Net securities gains                                                  161               57            313              144
       Gain on sale of loans                                                 180               88            332              236
       Other operating income                                                892              592          1,616            1,023
------------------------------------------------------------------ -------------- ---------------- -------------- ----------------
           Total noninterest income                                        2,019            1,452          3,803            2,745
------------------------------------------------------------------ -------------- ---------------- -------------- ----------------
Noninterest expenses:

       Salaries and employee benefits                                      3,610            3,134          7,184            6,237
       Occupancy expenses                                                    640              524          1,292            1,144
       Equipment expenses                                                    630              478          1,215            1,001
       Merger-related expenses                                                49              109             53              460
       Other operating expenses                                            1,728            1,619          3,365            3,240
------------------------------------------------------------------ -------------- ---------------- -------------- ----------------
           Total noninterest expenses                                      6,657            5,864         13,109           12,082
------------------------------------------------------------------ -------------- ---------------- -------------- ----------------
Income before provision for income taxes                                   3,574            3,418          7,014            6,040
       Income tax expense                                                  1,128            1,211          2,214            1,983
------------------------------------------------------------------ -------------- ---------------- -------------- ----------------
Net income                                                                 2,446            2,207          4,800            4,057
------------------------------------------------------------------ -------------- ---------------- -------------- ----------------
Other  comprehensive   income,   net  of  tax:
   Unrealized  gains  (losses)  on   securities:
           Unrealized holding gains (losses) arising
           during period                                                      56            1,786            889              773
           Less: reclassification adjustment for gain
           (losses) included in net income, net of taxes of
           $63, $22, $119 and $54, respectively.                              98               35            194               90
------------------------------------------------------------------ -------------- ---------------- -------------- ----------------
Other comprehensive income (loss)                                            (42)           1,751            695              683
------------------------------------------------------------------ -------------- ---------------- -------------- ----------------
Comprehensive income                                                 $     2,404      $     3,958    $     5,495      $     4,740
================================================================== ============== ================ ============== ================
Net income - before merger-related expenses                               $2,480           $2,277         $4,834           $4,342
================================================================== ============== ================ ============== ================
Basic earnings per share (Note2)                                           $0.31            $0.28          $0.61            $0.52
================================================================== ============== ================ ============== ================
Diluted earnings per share (Note2)                                         $0.31            $0.28          $0.61            $0.52
================================================================== ============== ================ ============== ================
Basic earnings per share before merger-related expenses (Note2)            $0.31            $0.29          $0.61            $0.55
================================================================== ============== ================ ============== ================
Diluted earnings per share before merger-related expenses (Note 2)         $0.31            $0.29          $0.61            $0.55
================================================================== ============== ================ ============== ================
Basic weighted-average number of shares outstanding (Note2)            7,887,257        7,859,221      7,886,671        7,862,624
================================================================== ============== ================ ============== ================
Diluted weighted-average number of shares outstanding (Note2)          7,923,841        7,873,040      7,921,303        7,877,009
================================================================== ============== ================ ============== ================

FCNB CORP AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 1998 and 1997

------------------------------------------------------------------------------- --------------------- ---------------------
(dollars in thousands)                                                                 1998                  1997
------------------------------------------------------------------------------- --------------------- ---------------------
Cash flows from operating activities:

Net income (loss)                                                                          $ 4,800               $ 4,057
       Adjustments   to  reconcile  net  income  to  net  cash  provided  by
            operating activities:
       Depreciation and amortization                                                         1,020                   725
       Provision for credit losses                                                             450                   462
       Provision for foreclosed properties                                                      50                    --
       Deferred income taxes (benefits)                                                        (41)                  (91)
       Net  premium   amortization   (discount   accretion)   on  investment                  (116)                   --
            securities
       Accretion of net loan origination fees                                                 (504)                 (318)
       Net securities gains                                                                   (313)                 (144)
       Net loss on sale of foreclosed properties                                                23                    --
       Decrease (increase) in other assets                                                  (2,796)                  913
       Decrease (increase) in loans held for sale (1)                                       (3,036)                3,136
       Increase (decrease) in accrued interest and other liabilities                            81                  (608)
------------------------------------------------------------------------------- --------------------- ---------------------
                           Net cash provided by operating activities                          (382)                8,132
------------------------------------------------------------------------------- --------------------- ---------------------
Cash flows from investing activities:

       Proceeds from sales of investment securities - available for sale                     6,516                29,157
       Proceeds from  maturities  of  investment  securities - available for
            sale                                                                            33,041                21,464
       Proceeds from maturities of investment securities - held to maturity                  9,023                 2,641
       Purchases of investment securities -  held to maturity                               (1,349)                   --
       Purchases of investment securities - available for sale                            (113,500)              (77,602)
       Net decrease (increase) in loans                                                    (12,907)              (35,213)
       Purchases of bank premises and equipment                                             (1,421)               (1,033)
       Proceeds from dispositions of bank premises and equipment                                 1                    --
       Purchase of foreclosed properties                                                       (21)                 (183)
       Proceeds from dispositions of foreclosed properties                                     945                    70
       Purchase of investments in bank-owned life insurance                                 (8,000)              (10,000)
------------------------------------------------------------------------------- --------------------- ---------------------
                           Net cash (used in) investing activities                         (87,672)              (70,699)
------------------------------------------------------------------------------- --------------------- ---------------------
Cash flows from financing activities:

       Net  increase  (decrease)  in   noninterest-bearing   deposits,   NOW
            accounts,  money market account and savings accounts                            53,939               (1,514)
       Net increase (decrease) in time deposits                                             11,119                22,631
       Net increase (decrease) in short-term borrowings                                     34,964                46,975
       Proceeds from sale of stock                                                              25                    26
       Repurchase of common stock                                                               --                  (213)
       Dividend reinvestment plan                                                              (17)                   --
       Dividends paid                                                                       (2,070)               (1,612)
------------------------------------------------------------------------------- --------------------- ---------------------
                           Net cash provided by financing activities                        97,960                66,293
------------------------------------------------------------------------------- --------------------- ---------------------
Increase (decrease) in cash and cash equivalents                                             9,906                 3,726
Cash and cash equivalents:
       Beginning of period                                                                  42,315                44,526
=============================================================================== ===================== =====================
                           End of period                                                  $ 52,221              $ 48,252
=============================================================================== ===================== =====================

                                   (CONTINUED)

FCNB CORP AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited) continued For the six months ended June 30, 1998 and 1997

(dollars in thousands)                                              1998              1997
-------------------------------------------------------------- ---------------- -----------------
Supplemental disclosures
  Interest paid                                                    $17,068          $13,906
============================================================== ================ =================
  Income taxes paid                                                 $3,649           $1,532
============================================================== ================ =================
Supplemental schedule of noncash investing and financing
     activities:
  Foreclosed properties acquired in settlement of loans               $176             $157
  Seller financed disposition of property                             $725               --
  Surplus from stock option transactions                               $26              $21
============================================================== ================ =================


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

Note 2 - Stock dividend and stock split: The June 30, 1998 data has been adjusted for the four-for-three stock split declared on July 14, 1998, payable August 14 to shareholders of record on August 7, while the June 30, 1997 data has been adjusted for the 10% stock dividend declared in October 1997 as well as the four-for-three stock split of July 1998.

Note 3 - Acquisitions: In June 1998, the Company assumed $44.8 million of deposit liabilities, and purchased $126,000 of loans, $849,000 of fixed assets, and recorded $2.3 million of intangible assets, relating to four branches of First Virginia Bank-Maryland located in Gaithersburg, Germantown, Poolesville and Silver Spring, Maryland, and three branches of its sister bank, Farmers' Bank of Maryland, located in Catonsville, Pikesville and Reisterstown, Maryland.

On June 23, 1998, the Company entered into an Agreement and Plan of Reorganization and Merger (the "Agreement") with Capital Bank, National Association, Rockville, Maryland ("Capital"), pursuant to which Capital would be merged (the "Merger") with and into FCNB Bank, Frederick, Maryland, the Company's wholly owned subsidiary bank (the "Bank"), with the Bank surviving the Merger. The Merger is intended to be a tax-free exchange of shares, in connection with which, each share of Capital common stock will be converted into shares of FCNB Common Stock having a value, determined in accordance with the Agreement, of $40.00, subject to adjustment in certain circumstances as set forth in the Agreement. In connection with the Merger Agreement, Capital has granted the Company an option to acquire up to 248,278, or up to 19.9 percent of the outstanding shares of Capital common stock, under certain circumstances.

The Company anticipates that it will issue approximately 1,780,000 shares, as adjusted for the stock split discussed above, in connection with the transaction, subject to adjustment, for an aggregate deal value of approximately $42 million. At June 30, 1998, Capital had total assets of approximately $167.17 million, deposits of $135.24 million, and total shareholders' equity of $11.74 million. It is anticipated that the merger will be accounted for as a pooling of interests. The Company anticipates that it will incur pretax one-time charges of approximately $1.75 million upon consummation of the merger. The consummation of the merger remains subject to regulatory and shareholder approvals, and the satisfaction of a number of other conditions. The Company currently anticipates that the merger would be consummated in the fourth quarter of 1998.

Note 4 - Investments: Using the criteria specified in Statement 115, the Company classifies its investments in debt and equity securities at June 30, 1998 and December 31, 1997 into two categories: held-to-maturity and available-for-sale.

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

As of June 30, 1998, the gross unrealized losses in the Company's investment portfolio were $123,000 in the held-to-maturity investment portfolio and $219,000 in the available-for-sale investment portfolio compared to $212,000 and $234,000, respectively, as of December 31, 1997. As of June 30, 1998, the gross unrealized gains in the Company's investment portfolio were $475,000 in the held-to-maturity investment portfolio and $6.94 million in the available-for-sale investment portfolio compared to $552,000 and $5.75 million, respectively, as of December 31, 1997. Since the Company's held-to-maturity investment portfolio includes fixed rate investment securities that have below current market interest rates, the future operating results of the Company would be negatively impacted in an increasing rate environment. This reduction in net interest income would result because the cost of funding the Company's operations increases, while the income earned on the held-to-maturity portfolio remains constant.

The amortized cost and estimated fair value of securities classified as held-to-maturity at June 30, 1998 are as follows:

HELD-TO-MATURITY PORTFOLIO

----------------------------------------------------- -------------- -------------- -------------- --------------
                                                                         Gross          Gross
June 30, 1998                                           Amortized     Unrealized     Unrealized      Estimated
(dollars in thousands)                                    Cost           Gains         Losses       Fair Value
----------------------------------------------------- -------------- -------------- -------------- --------------
U. S. Treasury and other U.S. government
agencies and corporations                                   $23,015           $ 40         $   --        $23,055
State and political subdivisions                              5,109            351              6          5,454
Mortgage-backed debt securities                              10,170             84            117         10,137
----------------------------------------------------- -------------- -------------- -------------- --------------
                                                            $38,294           $475           $123        $38,646
----------------------------------------------------- -------------- -------------- -------------- --------------

The amortized cost and estimated fair value of securities classified as available-for-sale at June 30, 1998 are as follows:

AVAILABLE-FOR-SALE-PORTFOLIO

----------------------------------------------------- -------------- -------------- -------------- --------------
                                                                         Gross          Gross
June 30, 1998                                           Amortized     Unrealized     Unrealized      Estimated
(dollars in thousands)                                    Cost           Gains         Losses       Fair Value
----------------------------------------------------- -------------- -------------- -------------- --------------
U. S. Treasury and other U.S. government agencies
and corporations                                           $136,510        $   609         $   27      $ 137,092
Corporate bonds                                              22,764            398             25         23,137
Mortgage-backed debt securities                              91,555          1,229            163         92,621
Equity securities                                            23,294          4,707              4         27,997
----------------------------------------------------- -------------- -------------- -------------- --------------
                                                           $274,123         $6,943           $219       $280,847
----------------------------------------------------- -------------- -------------- -------------- --------------


The gross realized gains on securities sold from the available-for-sale portfolio for the first six months of 1998 and 1997 are $313,000 and $230,000, respectively. The gross realized losses on securities sold from the available-for-sale portfolio for the same periods are $86,000 for the first six months of 1997 while no losses were realized in 1998.

The  amortized  cost and  estimated  fair  value  of  securities  classified  as
held-to-maturity  and   available-for-sale   at  June  30,  1998  summarized  by
contractual maturity are as follows:

                                                Held-to-maturity                  Available-for-sale
--------------------------------------- ---------------- ----------------- ---------------- -----------------
June 30, 1998                               Amortized     Estimated Fair      Amortized      Estimated Fair
(dollars in thousands)                         Cost           Value              Cost            Value
--------------------------------------- ---------------- ----------------- ---------------- -----------------
Due in one year or less                        $  5,239          $  5,245        $  48,541          $ 48,598
Due after one through five years                 21,035            21,396           43,867            44,121
Due after five through ten years                  1,071             1,089           61,037            61,636
Due after ten years                                 779               779            5,829             5,874
Mortgage-backed debt securities                  10,170            10,137           91,555            92,621
Equity securities                                    --                --           23,294            27,997
--------------------------------------- ---------------- ----------------- ---------------- -----------------
                                                $38,294           $38,646         $274,123          $280,847
--------------------------------------- ---------------- ----------------- ---------------- -----------------

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

The amortized cost and estimated fair value of securities classified as held-to-maturity at December 31, 1997 are as follows:

HELD-TO-MATURITY PORTFOLIO

------------------------------------ ------------- -------------- ----------------- ----------------
                                                       Gross           Gross           Estimated
                                      Amortized     Unrealized       Unrealized          Fair
(dollars in thousands)                   Cost          Gains           Losses            Value
------------------------------------ ------------- -------------- ----------------- ----------------
December 31, 1997
U.S. Treasury and other U.S.
government agencies and                   $25,523          $  15             $  29          $25,509
corporations
State and political subdivisions            3,690            387                 -            4,077
Mortgage-backed debt securities            19,176            150               183           19,143
------------------------------------ ------------- -------------- ----------------- ----------------
                                          $48,389           $552              $212          $48,729
------------------------------------ ------------- -------------- ----------------- ----------------


The amortized cost and estimated fair value of securities available-for-sale at December 31, 1997 are as follows:

AVAILABLE-FOR-SALE-PORTFOLIO

------------------------------------ ------------- -------------- ----------------- ----------------
                                                       Gross           Gross           Estimated
                                      Amortized     Unrealized       Unrealized          Fair
(Dollars in thousands)                   Cost          Gains           Losses            Value
------------------------------------ ------------- -------------- ----------------- ----------------
December 31, 1997
U.S. Treasury and other U.S.
government agencies and                  $ 69,713        $   570             $  10        $  70,273
corporations
Mortgage-backed debt securities            93,063          1,532               216           94,379
Corporate bonds                            15,074            238                 3           15,309
Equity securities                          19,482          3,412                 5           22,889
------------------------------------ ------------- -------------- ----------------- ----------------
                                         $197,332         $5,752              $234         $202,850
------------------------------------ ------------- -------------- ----------------- ----------------




Note 5 - Per share amounts: On December 31, 1997, the Company adopted FASB Statement No. 128, "Earnings per Share." Statement 128 establishes standards for computing and presenting earnings per share ("EPS") that simplify the standards previously followed in Accounting Principals Board Opinion No. 15. It replaces the former presentation of primary EPS with a presentation of basic EPS and, where applicable, requires the dual presentation of basic and diluted EPS on the face of the income statement. Basic EPS is generally computed by dividing net income by the weighted-average number of common shares outstanding for the period, whereas diluted EPS essentially reflects the potential dilution in basic EPS that could occur if other contracts to issue common stock were exercised. Per share amounts are based on the weighted-average number of shares outstanding during each year as follows:

                                                          For the 3 months ended      For the 6 months ended
                                                                 JUNE 30                     JUNE 30
------------------------------------------------------- ------------- ------------- ------------- -------------
                                                            1998          1997          1998          1997
                                                        ------------- ------------- ------------- -------------
Basic EPS weighted-average shares outstanding              7,887,257     7,859,221     7,886,671     7,862,624
Effect of dilutive securities - stock options                 36,584        13,819        34,632        14,385
------------------------------------------------------- ------------- ------------- ------------- -------------
Diluted EPS weighted-average shares outstanding            7,923,841     7,873,040     7,921,303     7,877,009
======================================================= ============= ============= ============= =============

The June 30, 1998 data has been adjusted for the four-for-three stock split declared in July 1998, while the June 30, 1997 data has been adjusted for the 10% stock dividend declared in October 1997 as well as the four-for-three stock split of July 1998.

Note 6 - Risk management instruments: Interest rate swaps used to achieve interest rate risk management objectives are accounted for in a manner consistent with the accounting basis of the related asset or liability. An instrument designated to hedge an asset or liability carried at historical cost is accounted for on an accrual basis, whereby the interest income or expense of the related asset or liability is adjusted for the net amount of any interest receivable or payable generated by the hedging instrument during the reporting period. For such instruments, no amounts other than any accrued interest receivable or payable are included in the accompanying consolidated balance sheets.

Interest rate swaps involve the exchange of payments between counterparties based on the interest differential between a fixed and a variable interest rate applied to a notional balance. Under accrual accounting, this interest differential is recognized as an adjustment to the interest income or expense of the related asset or liability in the accompanying statements of income.

Upon early termination of derivative instruments accounted for under the accrual method, the net proceeds received or paid are deferred, if material, in the accompanying consolidated balance sheets and amortized to the interest income or expense of the related asset or liability over the lesser of the remaining contractual life of the instrument or the maturity of the related asset or liability. At June 30, 1998 and December 31, 1997, there were no deferred gains or losses in the accompanying consolidated balance sheets arising from the termination of instruments qualifying for accrual accounting prior to maturity.

Note 7 - Comprehensive income: On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income, as defined by Statement 130, is the change in equity of a business enterprise during a reporting period from transactions and other events and circumstances from non-owner sources. In addition to an enterprise's net income, change in equity components under comprehensive income reporting would also include such items as the net change in unrealized gain or loss on available-for-sale securities and foreign currency translation adjustments. Statement 130 requires disclosure of comprehensive income and its components with the same prominence as the Company's other financial statements.

Note  8  -  Recent  accounting  pronouncements:  In  June  1998,  the  Financial
Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In management's opinion, the adoption of this Statement will not have a material impact on the financial position or the results of operations of the Company.

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

In June 1998, the Company assumed $44.8 million of deposit liabilities, and purchased $126,000 of loans, $849,000 of fixed assets, and recorded $2.3 million of intangible assets, relating to four branches of First Virginia Bank-Maryland located in Gaithersburg, Germantown, Poolesville and Silver Spring, Maryland, and three branches of its sister bank, Farmers' Bank of Maryland, located in Catonsville, Pikesville and Reisterstown, Maryland.

On June 23, 1998, the Company entered into an Agreement and Plan of Reorganization and Merger (the "Agreement") with Capital Bank, National Association, Rockville, Maryland ("Capital"), pursuant to which Capital would be merged (the "Merger") with and into FCNB Bank, Frederick, Maryland, the Company's wholly owned subsidiary bank (the "Bank"), with the Bank surviving the Merger. The Merger is intended to be a tax-free exchange of shares, in connection with which, each share of Capital common stock will be converted into shares of FCNB Common Stock having a value, determined in accordance with the Agreement, of $40.00, subject to adjustment in certain circumstances as set forth in the Agreement. In connection with the Merger Agreement, Capital has granted the Company an option to acquire up to 248,278, or up to 19.9 percent of the outstanding shares of Capital common stock, under certain circumstances.

The Company anticipates that it will issue approximately 1,780,000 shares, as adjusted for the stock split discussed above, in connection with the transaction, subject to adjustment, for an aggregate deal value of approximately $42 million. At June 30, 1998, Capital had total assets of approximately $167.17 million, deposits of $135.24 million, and total shareholders' equity of $11.74 million. It is anticipated that the merger will be accounted for as a pooling of interests. The Company anticipates that it will incur pretax one-time charges of approximately $1.75 million upon consummation of the merger. The consummation of the merger remains subject to regulatory and shareholder approvals, and the satisfaction of a number of other conditions. The Company currently anticipates that the merger would be consummated in the fourth quarter of 1998.

The following discussion and related financial data for the Company provides an overview of the financial condition and results of operations of the Company and its wholly-owned subsidiary, which is presented on a consolidated basis. The principal subsidiary of the Company is FCNB Bank. For the first six months, the Company reported earnings of $4.80 million in 1998 and $4.06 million in 1997. However, net income before specific one-time merger related costs ("core earnings") was $4.83 million in 1998 compared to $4.34 million for the same period in 1997. For the second quarter the Company had core earnings of $2.48 million and reported earnings of $2.45 million in 1998, and in 1997 had core earnings of $2.28 million and reported earnings of $2.21 million

Return on average assets and return on average equity are key measures of earnings performance. Return on average assets measures the ability of a bank to utilize its assets in generating income. Annualized return on average assets for the six months ended June 30, 1998 was 1.04% for reported earnings and 1.05% on earnings before specific one-time merger-related costs compared to annualized rates of 1.02% and 1.09%, respectively, for the six months ended June 30, 1997. The annualized return on average shareholders' equity, which measures the income earned on the capital invested, for the six months ended June 30, 1998 was 12.22% for reported earnings and 12.31% on earnings before specific one-time merger-related costs compared to annualized rates of 11.69% and 12.51%, respectively, for the six months ended June 30, 1997.

Annualized  return on average  assets for the  quarter  ended June 30,  1998 was
1.05% for reported earnings and 1.06% on earnings before specific one-time merger-related costs compared to annualized rates of 1.09% and 1.13%, respectively, for the same period in 1997. The annualized return on average shareholders' equity for the three months ended June 30, 1998 was 12.33% for reported earnings and 12.51% on earnings before specific one-time merger-related costs compared to annualized rates of 12.64% and 13.05%, respectively, for the same period in 1997.

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

Taxable equivalent net interest income for the first six months of 1998 totaled $16.90 million, increasing 5.96% from the $15.95 million recorded for the same period in 1997. The Company's average interest-earning assets increased 14.8% to

$842.86 million from June 30, 1997. This increase was primarily funded with a 16.3% increase in the Company's average interest-bearing liabilities.

For the second quarter, the taxable equivalent net interest income increased by $462,000 (5.7%) to $8.59 million in 1998 from the same period in 1997.

The Company's net interest margin (taxable equivalent net interest income as a percent of average interest-earning assets) was 4.01% and 4.35% for the first half of 1998 and 1997, respectively. The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest-bearing liabilities. This spread decreased by 31 basis points in the first six months of 1998 when compared to the same period in the prior year. The yield on earning assets dropped to 8.16% from 8.26%, while the rates paid on interest-bearing liabilities increased by 21 basis points to 4.63%.

For the second quarter of 1998 the net interest margin was 4.02% compared to 4.38% in 1997. The spread during the period decreased by 32 basis points which was primarily caused by an increase in rates paid on interest-bearing liabilities and a decrease in the yields earned on the loan and investment portfolios. The yield on earning assets dropped by 17 basis points to 8.19%, while the rates paid on interest-bearing liabilities increased by 15 basis points to 4.64%.

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

MARKET RISK

The Company employs computer model simulations to monitor its interest rate sensitivity. Interest rate risk ("IRR") management has various sources and it is not simply the risk from rates rising and falling. In fact, there are four sources of IRR: repricing risk, basis risk, yield curve risk and option risk. Gap modeling only focuses on repricing risk. Income simulations that incorporate cash flow analyses: (1) measure the size and direction of interest rate exposure under a variety of interest rate and yield curve shape scenarios; (2) provide the opportunity to capture all critical elements such as volume, maturity dates, repricing dates, prepayment volumes and hidden options such as caps, floors, puts and calls; (3) utilize data to clearly focus attention on critical variables; (4) are dynamic; and (5) reflect changes in prevailing interest rates which affect different assets and liabilities in different ways. These simulations are run on a monthly basis using a ramped technique to determine the effects on the Company's net income and the Market Value of Portfolio Equity ("MVPE"), assuming an immediate increase or decrease in interest rates. The MVPE simulation is the process of generating multiple forecasts for future interest rate scenarios and then discounting the estimated cash flows anticipated under those scenarios. The MVPE is the estimated economic value of the Company based on the net difference between the value of the interest-earning assets ("IEA") and the value of the interest bearing liability ("IBL"), using the current characteristics of each. Some factors that influence the value of the IEA and the IBL are the rate, maturity, repricing frequency and prepayment options. The Company has an interest rate risk management policy that limits the amount of deterioration in net interest income, associated with an assumed interest rate shock of +/-100, +/-200 and +/-300 basis points change in interest rates, to no more than 7.5% (+/-100), 10.0% (+/-200) and 12.5% (+/-300) of net interest income, respectively. The model results as of June 30, 1998 are as follows:

                                                 Change in Interest Rate Assumption
----------------------------- ----------- ----------- ------------ ----------- ----------- ------------
(dollars in thousands)         +100 bp     +200 bp      +300 bp     -100 bp     -200 bp      -300 bp
----------------------------- ----------- ----------- ------------ ----------- ----------- ------------
Net interest income -
 increase (decrease)            $  (869)   $ (2,043)    $ (2,755)     $   763     $ 1,452      $ 1,733
----------------------------- ----------- ----------- ------------ ----------- ----------- ------------
Net interest income - %
change                            -2.52%      -5.93%       -7.99%        2.21%       4.21%        5.03%
----------------------------- ----------- ----------- ------------ ----------- ----------- ------------
MVPE - increase (decrease)      $(7,031)   $(19,740)    $(29,676)     $ 2,826     $ 5,766      $ 8,775
----------------------------- ----------- ----------- ------------ ----------- ----------- ------------
MVPE - % change                   -7.19%     -20.19%      -30.35%        2.89%       5.90%        8.97%
----------------------------- ----------- ----------- ------------ ----------- ----------- ------------

NONINTEREST INCOME

Noninterest income increased $1.06 million (38.5%) for the six months ended June 30, 1998, when compared to the same period in 1997. This increase was partially attributable to the increase in service fee income of $200,000, which was due to an increase in the volume of deposit accounts maintained. Security gains increased in 1998 to $313,000 from the $144,000 realized in 1997. The increase in other operating income of $593,000 includes approximately $297,000 attributable to the Company's bank-owned life insurance program that generates tax-exempt income to partially offset the cost of employee benefit programs.

For the second quarter of 1998, noninterest income increased $567,000. This increase was primarily caused by the $157,000 increase in income generated from the bank-owned life insurance program, $104,000 of additional securities gains and $92,000 of additional gains on the sale of loans.

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

NONINTEREST EXPENSES

Noninterest expenses, excluding merger-related expenses, increased $1.43 million (12.3%) for the first six months of 1998, when compared to the first six months of 1997.

Total salaries and employee benefits increased $947,000 (15.2%) over the first six months of 1997. The increase in salaries and employee benefits reflects general merit and cost-of-living adjustments, plus the additional staffing of the Financial Planning and Investment Services Division in December, 1997. Additional increased health care costs and pension expenses are the primary causes for the remaining portion of this increase.

Occupancy expenses increased $148,000 (12.9%) and equipment expenses increased $214,000 (21.4%) over the first six months of 1997. The increase in occupancy expenses is primarily related to additional depreciation expense on the facilities and increased utility costs. The increase in equipment expenses is primarily associated with the additional depreciation expense incurred as a result of implementing new technology.

Other operating expenses increased $125,000 (3.9%) compared to the first half of 1997.

For the  second  quarter  of 1998,  salaries  and  benefits  increased  $476,000
(15.2%),  occupancy  expenses  increased  $116,000 (22.1%),  equipment  expenses increased $152,000 (31.8%), and other operating expenses increased $109,000 (6.7%). The increase in salaries and benefits costs is primarily related to the increased number of employees, which increased to 404 from 355 as of June 30, 1997. The increase in the number of employees includes approximately 33 employees related to the acquisition of the seven branches from First Virginia as discussed in the "Overview Section."

INCOME TAXES

The Company's effective tax rates for the first six months of 1998 and 1997 were 31.6% and 32.8%, respectively, and were 31.5% and 35.4%, for the second quarter of 1998 and 1997, respectively. The Company's income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain loans, investment securities and the bank-owned life insurance program. Additionally, the Company derives income tax benefits from a subsidiary located in the state of Delaware that holds and manages a portion of its investment portfolio.

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

Selected information concerning the Company's recorded investment in impaired loans and related interest income are summarized as follows:

(dollars in thousands)
June 30,                                                                               1998       1997
------------------------------------------------------------------------------------ ---------- ----------
Impaired loans with specific allocation of allowance for credit losses                  $3,063     $1,970
Specific allocation of allowance for credit losses                                       1,093        556
Other impaired loans                                                                     1,423      1,090
Average recorded investment in impaired loans                                            4,143      3,097
Interest income recognized on impaired loans based on cash payments received                38         69
==================================================================================== ========== ==========


Additional   information   concerning  the  Company's  recorded   investment  in
nonaccrual loans, for which impairment had not been recognized are as follows:

(dollars in thousands)
June 30,                                                                              1998     1997
------------------------------------------------------------------------------------ -------- --------
Nonaccrual loans                                                                         652    --
Interest income not recognized due to loans in nonaccrual status                          30    --
==================================================================================== ======== ========



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

----------------------------------------------------- ------------------------ ----------------
                                                              JUNE 30            DECEMBER 31
----------------------------------------------------- ------------ ----------- ----------------
                                                         1998         1997          1997
----------------------------------------------------- ------------ ----------- ----------------
Allowance for credit losses                               $ 5,845     $ 5,649          $ 5,713
----------------------------------------------------- ------------ ----------- ----------------
% of total loans net of unearned income                      1.00%       1.06%            1.00%
----------------------------------------------------- ------------ ----------- ----------------
Nonaccrual loans                                          $ 5,137     $ 3,107          $ 3,637
Past due loans                                              2,927       2,975              982
----------------------------------------------------- ------------ ----------- ----------------
Nonperforming loans                                         8,064       6,082            4,619
Foreclosed properties                                       1,951       3,097            3,496
----------------------------------------------------- ------------ ----------- ----------------
Nonperforming assets                                      $10,015      $9,179           $8,115
----------------------------------------------------- ------------ ----------- ----------------
Allowance for credit losses to nonperforming loans           72.5%       92.9%           123.7%
----------------------------------------------------- ------------ ----------- ----------------
Nonperforming assets to total assets                          .98%       1.08%             .88%
----------------------------------------------------- ------------ ----------- ----------------

ALLOWANCE FOR CREDIT LOSSES

---------------------------------------------------------------- --------------------- ----------------------
                                                                      Six months
                                                                         ended              Year ended
                                                                    June 30, 1998        December 31, 1997
---------------------------------------------------------------- --------------------- ----------------------
Average total loans outstanding during period                                $578,339               $535,921
---------------------------------------------------------------- --------------------- ----------------------
Allowance at beginning of year                                                 $5,713                 $5,123
---------------------------------------------------------------- --------------------- ----------------------
Charge-offs:
   Real estate - construction                                                      58                    588
   Real estate - mortgage                                                          58                     12
   Commercial and agricultural                                                     63                    306
   Consumer                                                                       324                    288
---------------------------------------------------------------- --------------------- ----------------------
               Total charge-offs                                                  503                  1,194
---------------------------------------------------------------- --------------------- ----------------------
Recoveries:
   Real estate - construction                                                      14                     24
   Real estate - mortgage                                                          11                      4
   Commercial and agricultural                                                     28                    369
   Consumer                                                                       132                     58
---------------------------------------------------------------- --------------------- ----------------------
               Total recoveries                                                   185                    455
---------------------------------------------------------------- --------------------- ----------------------
Net charge-offs (recoveries)                                                      318                    739
---------------------------------------------------------------- --------------------- ----------------------
Additions to allowance charged to operating expenses                              450                  1,329
================================================================ ===================== ======================
Allowance at end of period                                                     $5,845                 $5,713
================================================================ ===================== ======================
Ratio of net charge-offs to average total loans                                 0.04%                  0.14%
================================================================ ===================== ======================

ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES

                                                                              December
                                                      June 30,                  31,
                                                        1998        %(1)        1997          %(1)
 -------------------------------------------------- -------------- -------- ------------- -------------
 Real estate - construction                           $    721         16%   $   557           14%
 Real estate - mortgage                                  2,883         63%     2,703           65%
 Commercial and agricultural                             1,143         11%       993           11%
 Consumer                                                  462         10%       380           10%
 Unallocated                                               636           -     1,080             -
 -------------------------------------------------- -------------- -------- ------------- -------------
                                   Total Allowance    $  5,845        100%  $ 5,713           100%
 ================================================== ============== ======== ============= =============

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

As of June 30, 1998, the Company had loans totaling $16.80 million that were current but as to which there are concerns as to the ability of the borrowers to comply with present loan repayment terms. While management of the Company does not anticipate any loss not previously provided for on these loans, changes in the financial condition of these borrowers may necessitate future modifications in their loan repayment terms.

At June 30, 1998, the Company had no concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

There were no other interest-bearing assets at June 30, 1998, classifiable as nonaccrual, past due, restructured or problem assets.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest Differentials

The following table shows average balances of asset and liability categories, interest income and paid, and average yields and rates for the periods indicated:

------------------------------------------- --------------------------------------- --------------------------------------
                                                       Six months ended                       Six months ended
                                                        June 30, 1998                           June 30, 1997
                                            --------------------------------------- --------------------------------------
                                               Average      Interest    Average       Average     Interest      Average
                                                Daily      Income(1)/     Yield/       Daily      Income(1)/    Yield/
(dollars in thousands)                         Balance        Paid         Rate       Balance        Paid        Rate
------------------------------------------- -------------- ------------ ----------- ------------- ----------- ------------
Interest-earning assets:
    Interest-bearing deposits                 $       964   $       30   6.23%       $     3,034   $      71   4.68%
------------------------------------------- -------------- ------------ ----------- ------------- ----------- ------------
    Federal funds sold                              7,232          224   6.19              9,498         249   5.24
------------------------------------------- -------------- ------------ ----------- ------------- ----------- ------------
    Loans held for sale                             2,790           69   4.95              1,146          49   8.56
------------------------------------------- -------------- ------------ ----------- ------------- ----------- ------------
    Investment securities:
         Taxable                                  249,417        8,101   6.50            202,135       6,493   6.42
         Tax exempt                                 4,119          223  10.83              4,995         279  11.16
------------------------------------------- -------------- ------------ ----------- ------------- ----------- ------------
    Total investment securities                   253,536        8,324   6.57            207,130       6,772   6.54
------------------------------------------- -------------- ------------ ----------- ------------- ----------- ------------
    Loans(2)                                      578,339       25,750   8.90            513,105      23,152   9.02
------------------------------------------- -------------- ------------ ----------- ------------- ----------- ------------
    Total interest-earning assets                 842,861       34,397   8.16            733,913      30,293   8.26
    Noninterest-earning assets                     73,675                                 61,166
    Net Effect of SFAS 115                          3,837                                    183
------------------------------------------- -------------- ------------ ----------- ------------- ----------- ------------
         Total assets                            $920,373                               $795,262
=========================================== ============== ============ =========== ============= =========== ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------- -------------- ------------ ----------- ------------- ----------- ------------
Interest-bearing liabilities:

     Interest-bearing deposits                   $536,028       11,642   4.34%          $519,766      10,748   4.14%
     Other short-term borrowings                  218,899        5,853   5.35            129,215       3,594   5.56
------------------------------------------- -------------- ------------ ----------- ------------- ----------- ------------
Total interest bearing liabilities                754,927       17,495   4.63            648,981      14,342   4.42
------------------------------------------- -------------- ------------ ----------- ------------- ----------- ------------
Noninterest-bearing deposits                       80,218                                 70,619
Noninterest-bearing liabilities                     6,682                                  6,279
------------------------------------------- -------------- ------------ ----------- ------------- ----------- ------------
         Total liabilities                        841,827                                725,879
------------------------------------------- -------------- ------------ ----------- ------------- ----------- ------------
Shareholders' equity                               74,709                                 69,200
Accumulated other comprehensive income              3,837                                    183
------------------------------------------- -------------- ------------ ----------- ------------- ----------- ------------
         Total shareholders' equity                78,546                                 69,383
------------------------------------------- -------------- ------------ ----------- ------------- ----------- ------------
         Total liabilities and
            shareholders' equity                 $920,373                               $795,262
------------------------------------------- -------------- ------------ ----------- ------------- ----------- ------------
Net interest income                                            $16,902                               $15,951
=========================================== ============== ============ =========== ============= =========== ============
Net interest spread                                                      3.53%                                 3.84%
=========================================== ============== ============ =========== ============= =========== ============
Net interest margin                                                      4.01%                                 4.35%
=========================================== ============== ============ =========== ============= =========== ============


1 Taxable equivalent adjustments of $132,000 for 1998 and $112,000 for 1997 are included in the interest income for total interest-earning assets.

2 Nonaccruing loans, which include impaired loans, are included in the average balances. Net loan fees included in interest income totaled $820,000 in 1998 and $634,000 in 1997.

CAPITAL RESOURCES

The following table shows the risk-based capital and the leverage ratios for the Company as of June 30, 1998:

--------------------------------------- --------------------------- --------------------------- ---------------------------
                                                                                                        To Be Well
                                                                                                 Capitalized Under Prompt
                                                                           For Capital              Corrective Action
(dollars in thousands)                            Actual                Adequacy Purposes              Provisions:
--------------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
AS OF JUNE 30, 1998                        Amount        Ratio         Amount        Ratio         Amount        Ratio
--------------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Total Capital
     (to Risk-Weighted Assets):
         FCNB Corp                           $77,191        10.97%       $56,267         8.00%           N/A           N/A
         FCNB Bank                           $69,740        10.06%       $55,437         8.00%       $69,296        10.00%
--------------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Tier I Capital
     (to Risk-Weighted Assets):
         FCNB Corp                           $71,346        10.14%       $28,133         4.00%           N/A           N/A
         FCNB Bank                           $63,895         9.22%       $27,718         4.00%       $41,577         6.00%
--------------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Tier I Capital
     (to Average Assets):
         FCNB Corp                           $71,346         7.71%       $27,772         3.00%           N/A           N/A
         FCNB Bank                           $63,895         6.98%       $27,465         3.00%       $45,775         5.00%
--------------------------------------- ------------- ------------- ------------- ------------- ------------- -------------

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required for this section can be located in the Notes to Consolidated Financial Statements, Note 6 Risk management instruments on page 8 and Market Risk on page 10.

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

SUBSEQUENT EVENTS

On July 20, 1998, the Company raised $40.25 million in capital (before expenses and commissions) through the public issuance of 1,610,000 8.25% Trust Preferred Securities by its subsidiary FCNB Capital Trust, a Delaware, business trust organized for the purpose of issuing the Preferred Securities. In connection with the issuance of the Preferred Securities, the Company issued $40.25 million of its 8.25% subordinated debentures, duly July 31, 2028, to FCNB Capital Trust.

On July 23, 1998, the Company announced that its wholly owned subsidiary FCNB Bank would be forming a new mortgage company called FCNB Mortgage Company, Inc. The new company will be the result of transferring FCNB Bank's existing mortgage operations to the new company and combining it with the staff and assets of Genesis Mortgage Co., Inc, Owings

Mills, Maryland. The formation of FCNB Mortgage Company, Inc. will allow diversification of future FCNB Bank noninterest source of revenues.

WEB SITE

The Securities and Exchange Commission maintains a web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including the Company; that address is: http:\\www.sec.gov.

PART II - OTHER INFORMATION

Item 4.  Submission of Matter to a Vote of Security Holders.

The Company's Annual Meeting of Shareholders was held on April 21, 1998. The directors that were elected are as follows: Shirley D. Collier, Miles M. Circo, James S. Grimes, Gail T. Guyton, A. Patrick Linton, and Jacob R. Ramsburg, Jr. The directors continuing in office after the meeting are as follows: George B. Callan, Jr., Clyde C. Crum, Bernard L. Grove, Jr., Frank L. Hewitt, III, Ramona
C. Remsberg, Kenneth W. Rice, Rand D. Weinberg, and DeWalt J. Willard, Jr.

A vote to adopt the Company's 1997 Director Stock Option Plan was approved with 4,269,854 Votes For, 367,441 Votes Against and 128,559 Abstaining.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          No. 11 Statement Regarding Computation of Per Share Earnings

          No. 27 Financial Data Schedule

     (b)  Report on Form 8-K

On June 9, 1998, the Company filed an 8-K announcing that it had delayed the pricing and sale of 1,400,000 Trust Preferred Securities proposed to be issued by FCNB Capital Trust. The pricing and sale were delayed in order to accommodate pending negotiations for the acquisition by the Company of another financial institution. The proposed transaction is subject to the negotiation and execution of a definitive agreement.

On June 23, 1998, the Company filed an 8-K announcing that it had entered into an Agreement and Plan of Reorganization and Merger with Capital Bank, National Association, Rockville, Maryland ("Capital"), pursuant to which Capital would be merged (the "Merger") with and into FCNB Bank, Frederick, Maryland, the Company's wholly owned subsidiary bank (the "Bank"), with the Bank surviving the Merger. The consummation of the merger remains subject to regulatory and shareholder approvals, and the satisfaction of a number of other conditions. The Company anticipates that the merger would be consummated in the fourth quarter of 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             FCNB CORP
                             (Registrant)

    August 5, 1998           By:
                                ------------------------------------------------
                                A. Patrick Linton,
                                President, Chief Executive Officer  and Director


    August 5, 1998           By:
                                ------------------------------------------------
                                Mark A. Severson
                                Senior Vice President and Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           FCNB CORP
                           (Registrant)

    August 5, 1998         By: /s/ A. Patrick Linton
                              --------------------------------------------------
                                A. Patrick Linton
                                President Chief Executive Officer and Director


    August 5, 1998         By: /s/ Mark A. Severson
                              --------------------------------------------------
                                Mark A. Severson
                                Senior Vice President and Treasurer