Form 10-Q
period 1998-09-30
FCNB CORP
filed 1998-11-16
CIK 803644

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarter Ended            Commission file number
          September 30, 1998                    0-15645

                                    FCNB Corp
             (Exact name of registrant as specified in its charter)

                           MARYLAND                                                   52-1479635
(State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)

             7200 FCNB COURT, FREDERICK, MARYLAND                                       21703
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Common Stock, $1 par value per share, 7,818,216 shares outstanding as of October 31, 1998.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

FCNB CORP AND SUBSIDIARY

--------------------------------------------------------------- ------------------------- --------------------------
Consolidated Balance Sheets                                           (Unaudited)                (Unaudited)
(dollars in thousands, except per share amounts)                   September 30, 1998         December 31, 1997
--------------------------------------------------------------- ------------------------- --------------------------
ASSETS
Cash and due from banks                                                  $    28,051            $    27,329
Interest-bearing deposits in other banks                                         559                    755
Federal funds sold                                                            25,401                 14,231
---------------------------------------------------------------          -----------            -----------
        Cash and cash equivalents                                             54,011                 42,315
---------------------------------------------------------------          -----------            -----------
Loans held for sale                                                            3,627                    909
Investment securities held to maturity at amortized
cost-fair value of $31,500 in 1998 and $48,729 in 1997                        30,986                 48,389
Investment securities available for sale-at fair value                       320,458                202,850
---------------------------------------------------------------          -----------            -----------
Loans                                                                        596,465                574,205
Less: Allowance for credit losses                                             (5,977)                (5,713)
      Unearned income                                                            (31)                  (100)
---------------------------------------------------------------          -----------            -----------
        Net loans                                                            590,457                568,392
---------------------------------------------------------------          -----------            -----------
Bank premises and equipment                                                   23,313                 22,705
Other assets                                                                  50,840                 32,524
---------------------------------------------------------------          -----------            -----------
        Total assets                                                     $ 1,073,692            $   918,084
===============================================================          ===========            ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
     Noninterest-bearing deposits                                        $    94,603            $    85,902
     Interest-bearing deposits                                               608,247                530,610
---------------------------------------------------------------          -----------            -----------
        Total deposits                                                       702,850                616,512
---------------------------------------------------------------          -----------            -----------
Short-term borrowings:
     Federal funds purchased and securities sold
          under agreements to repurchase                                      51,971                 65,163
     Other short-term borrowings                                             187,134                152,138
Long-term debt:
      Guaranteed preferred beneficial interests in the
           Company's subordinated debentures                                  40,250                     --
Accrued interest and other liabilities                                         8,515                  6,753
---------------------------------------------------------------          -----------            -----------
        Total liabilities                                                    990,720                840,566
---------------------------------------------------------------          -----------            -----------

SHAREHOLDERS' EQUITY
Preferred stock, per share par value $1.00;
     1,000,000 shares authorized; none outstanding                                --                     --
Common stock, per share par value $1.00;
     20,000,000 shares authorized:                                         7,901,411
     shares in 1998 and 5,912,284 shares in 1997
     issued and outstanding                                                    7,901                  5,912
Capital surplus                                                               41,619                 43,398
Retained earnings                                                             28,685                 24,792
Accumulated other comprehensive income                                         4,767                  3,416
---------------------------------------------------------------          -----------            -----------
        Total shareholders' equity                                            82,972                 77,518
---------------------------------------------------------------          -----------            -----------
        Total liabilities and shareholders' equity                       $ 1,073,692            $   918,084
===============================================================          ===========            ===========

FCNB CORP AND SUBSIDIARY
Consolidated Statements of Income and Comprehensive Income (Unaudited)

----------------------------------------------------------------------- --------------------------- --------------------------------
                                                                            For the 3 months ended        For the 9 months ended
----------------------------------------------------------------------- ------------- ------------- ---------------- ---------------
                                                                        September 30, September 30,  September 30,    September 30,
(dollars in thousands, except per share amounts)                            1998           1997          1998             1997
----------------------------------------------------------------------- ------------- ------------- ---------------- ---------------
Interest income:
       Interest and fees on loans                                        $   13,332    $   12,477      $   39,097     $   35,658
       Interest and dividends on investment securities:
           Taxable                                                            4,485         3,486          12,113          9,692
           Tax exempt                                                            88            90             233            274
           Dividends                                                            258           151             731            441
       Interest on federal funds sold                                           231            70             455            319
       Other interest income                                                     12             8              42             79
----------------------------------------------------------------------   ----------    ----------      ----------     ----------
           Total interest income                                             18,406        16,282          52,671         46,463
----------------------------------------------------------------------   ----------    ----------      ----------     ----------
Interest expense:
       Interest on deposits                                                   6,471         5,586          18,113         16,334
       Interest on federal funds purchased and securities
           sold under agreements to repurchase                                  299           673           1,473          1,894
       Interest on other short-term borrowings                                2,403         1,891           7,082          4,264
       Interest on long-term debt                                               679            --             679             --
----------------------------------------------------------------------   ----------    ----------      ----------     ----------
           Total interest expense                                             9,852         8,150          27,347         22,492
----------------------------------------------------------------------   ----------    ----------      ----------     ----------
Net interest income                                                           8,554         8,132          25,324         23,971
Provision for credit losses                                                     350           452             800            914
----------------------------------------------------------------------   ----------    ----------      ----------     ----------
Net interest income after provision for credit losses                         8,204         7,680          24,524         23,057
----------------------------------------------------------------------   ----------    ----------      ----------     ----------
Noninterest income:
       Service fees                                                             980           742           2,522          2,084
       Net securities gains                                                     268           214             581            358
       Gain on sale of loans                                                    209            63             541            299
       Other operating income                                                 1,065           644           2,681          1,667
----------------------------------------------------------------------   ----------    ----------      ----------     ----------
           Total noninterest income                                           2,522         1,663           6,325          4,408
----------------------------------------------------------------------   ----------    ----------      ----------     ----------
Noninterest expenses:
       Salaries and employee benefits                                         3,909         3,230          11,093          9,467
       Occupancy expenses                                                       841           656           2,133          1,800
       Equipment expenses                                                       692           518           1,907          1,519
       Merger-related expenses                                                   57            --             110            460
       Other operating expenses                                               1,828         1,412           5,193          4,652
----------------------------------------------------------------------   ----------    ----------      ----------     ----------
           Total noninterest expenses                                         7,327         5,816          20,436         17,898
----------------------------------------------------------------------   ----------    ----------      ----------     ----------
Income before provision for income taxes                                      3,399         3,527          10,413          9,567
       Income tax expense                                                     1,065         1,160           3,279          3,143
----------------------------------------------------------------------   ----------    ----------      ----------     ----------
Net income                                                                    2,334         2,367           7,134          6,424
----------------------------------------------------------------------   ----------    ----------      ----------     ----------
Other comprehensive income, net of tax:Unrealized gains (losses) on securities:
           Unrealized holding gains (losses) arising
           during period                                                        820         1,687           1,709          2,460
           Less: reclassification adjustment for gain
           (losses) included in net income, net of taxes of
           $104, $79, $223 and $133, respectively                               164           135             358            225
----------------------------------------------------------------------   ----------    ----------      ----------     ----------
Other comprehensive income                                                      656         1,552           1,351          2,235
----------------------------------------------------------------------   ----------    ----------      ----------     ----------
Comprehensive income                                                     $    2,990    $    3,919      $    8,485     $    8,659
======================================================================   ==========    ==========      ==========     ==========
Net income - before merger-related expenses                              $    2,374    $    2,367      $    7,208     $    6,709
======================================================================   ==========    ==========      ==========     ==========
Basic earnings per share (Note2)                                         $     0.30    $     0.30      $     0.90     $     0.82
======================================================================   ==========    ==========      ==========     ==========
Diluted earnings per share (Note2)                                       $     0.29    $     0.30      $     0.90     $     0.81
======================================================================   ==========    ==========      ==========     ==========
Basic earnings per share before merger-related expenses (Note2)          $     0.30    $     0.30      $     0.91     $     0.85
======================================================================   ==========    ==========      ==========     ==========
Diluted earnings per share before merger-related expenses (Note 2)       $     0.30    $     0.30      $     0.91     $     0.85
======================================================================   ==========    ==========      ==========     ==========
Basic weighted-average number of shares outstanding (Note2)               7,897,510     7,880,271       7,890,283      7,868,507
======================================================================   ==========    ==========      ==========     ==========
Diluted weighted-average number of shares outstanding (Note2)             7,954,689     7,923,501       7,946,251      7,909,476
======================================================================   ==========    ==========      ==========     ==========

FCNB CORP AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 1998 and 1997

--------------------------------------------------------------------------------- -------------------- --------------
(dollars in thousands)                                                                   1998               1997
--------------------------------------------------------------------------------- -------------------- --------------
Cash flows from operating activities:
Net income (loss)                                                                     $   7,134         $   6,424
       Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                      1,646             1,192
       Provision for credit losses                                                          800               914
       Provision for foreclosed properties                                                   50                 9
       Deferred income taxes (benefits)                                                     (19)              (91)
       Net premium amortization (discount accretion) on investment securities              (132)              (63)
       Accretion of net loan origination fees                                              (828)             (522)
       Net securities gains                                                                (581)             (358)
       Net gain (loss) on sale of foreclosed properties                                      34                 4
       Net gain (loss) on dispositions of bank premises and equipment                        29                --
       Decrease (increase) in other assets                                               (5,124)           (4,291)
       Decrease (increase) in loans held for sale (1)                                    (2,718)            2,647
       Increase (decrease) in accrued interest and other liabilities                      1,762               487
---------------------------------------------------------------------------------     ---------         ---------
                           Net cash provided by operating activities                      2,053             6,352
---------------------------------------------------------------------------------     ---------         ---------
Cash flows from investing activities:
       Proceeds from sales of investment securities - available for sale                 15,882            54,032
       Proceeds from maturities of investment securities - available for sale            94,031            42,984
       Proceeds from maturities of investment securities - held to maturity               9,053             6,860
       Purchases of investment securities -  held to maturity                            (2,070)          (21,031)
       Purchases of investment securities - available for sale                         (214,179)         (110,947)
       Net decrease (increase) in loans                                                 (22,213)          (63,781)
       Purchases of bank premises and equipment                                          (2,131)           (1,413)
       Proceeds from dispositions of bank premises and equipment                              1                --
       Purchase of foreclosed properties                                                    (27)             (183)
       Proceeds from dispositions of foreclosed properties                                  974                66
       Purchase of investments in bank-owned life insurance                             (15,000)          (13,500)

---------------------------------------------------------------------------------     ---------         ---------
                           Net cash (used in) investing activities                     (135,679)         (106,913)
---------------------------------------------------------------------------------     ---------         ---------
Cash flows from financing activities:
       Net increase (decrease) in noninterest-bearing deposits, NOW accounts,
         money market account and savings accounts                                       60,977           (10,956)
       Net increase (decrease) in time deposits                                          25,361            27,306
       Net increase (decrease) in short-term borrowings                                  21,804            92,027
       Proceeds from long-term debt                                                      40,250                --
       Proceeds from sale of stock                                                          163               226
       Repurchase of common stock                                                            --              (213)
       Dividend reinvestment plan                                                           (38)               (8)
       Dividends paid                                                                    (3,195)           (2,468)
---------------------------------------------------------------------------------     ---------         ---------
                           Net cash provided by financing activities                    145,322           105,914
---------------------------------------------------------------------------------     ---------         ---------
Increase (decrease) in cash and cash equivalents                                         11,696             5,353
Cash and cash equivalents:
                           Beginning of period                                           42,315            44,526
=================================================================================     =========         =========
                           End of period                                              $  54,011         $  49,879
=================================================================================     =========         =========


                                   (CONTINUED)

FCNB CORP AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited) continued For the nine months ended September 30, 1998 and 1997

(dollars in thousands)                                                     1998             1997
====================================================================  ================= ================
Supplemental disclosures
  Interest paid                                                           $25,925           $21,843
====================================================================  ================= ================
  Income taxes paid                                                        $4,830            $2,980
====================================================================  ================= ================
Supplemental schedule of noncash investing and financing activities:
  Foreclosed properties acquired in settlement of loans                      $176              $224
  Seller financed disposition of property                                    $725                --
====================================================================  ================= ================

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

Note 2 - Stock dividend: The September 30, 1997 data has been adjusted for the 33% stock dividend effected in the form of a four-for-three stock split declared in July 1998, and paid in August 1998 and for the 10% stock dividend declared and paid in October 1997.

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

The Company anticipates that it will issue approximately 1,780,000 shares, as adjusted for the stock split discussed above, in connection with the transaction, subject to adjustment, for an aggregate deal value of approximately $42 million. At September 30, 1998, Capital had total assets of approximately $172.07 million, deposits of $139.94 million, and total shareholders' equity of $12.28 million. It is anticipated that the merger will be accounted for as a pooling of interests. The Company anticipates that it will incur pretax one-time charges of approximately $1.75 million upon consummation of the merger. The consummation of the merger remains subject to the satisfaction of a number of other conditions. The Company currently anticipates that the merger would be consummated in the fourth quarter of 1998. This transaction was approved by the shareholders of Capital at its shareholders meeting on October 15, 1998. The Company's shareholders approved this transaction at its shareholders meeting on November 4, 1998.

On September 2, 1998, the Company announced that it has signed a definitive agreement to acquire Frederick Underwriters, Inc. headquartered in Frederick, Maryland and its affiliated agencies - Phillips Insurance Agency, Inc. and Carroll County Insurance Agency, Inc. The Company will exchange approximately 413,000 shares of its common stock for shares of the agencies in a tax-free transaction, which is anticipated to be accounted for as a pooling of interest. With 1997 revenues approaching $6 million, Frederick Underwriters, Inc. is one of the largest independent insurance agencies in the state of Maryland. The transaction is subject to shareholder and regulatory approvals and is expected to close in the first quarter of 1999.

Note 4 - Investments: Using the criteria specified in Statement 115, the Company classifies its investments in debt and equity securities at September 30, 1998 and December 31, 1997 into two categories: held-to-maturity and available-for-sale.

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

As of September 30, 1998, the gross unrealized losses in the Company's investment portfolio were $55,000 in the held-to-maturity investment portfolio and $783,000 in the available-for-sale investment portfolio compared to $212,000 and $234,000, respectively, as of December 31, 1997. As of September 30, 1998, the gross unrealized gains in the Company's investment portfolio were $569,000 in the held-to-maturity investment portfolio and $8.49 million in the available-for-sale investment portfolio compared to $552,000 and $5.75 million, respectively, as of December 31, 1997. Since the Company's held-to-maturity investment portfolio includes fixed rate investment securities that have below current market interest rates, the future operating results of the Company would be negatively impacted in an increasing rate environment. This reduction in net interest income would result because the cost of funding the Company's operations increases, while the income earned on the held-to-maturity portfolio remains constant.

The amortized cost and estimated fair value of securities classified as held-to-maturity at September 30, 1998 are as follows:

HELD-TO-MATURITY PORTFOLIO

------------------------------------------------------ -------------- -------------- -------------- --------------
                                                                          Gross          Gross
September 30, 1998                                       Amortized     Unrealized     Unrealized      Estimated
(dollars in thousands)                                     Cost           Gains         Losses       Fair Value
------------------------------------------------------ -------------- -------------- -------------- --------------
U. S. Treasury and other U.S. government
agencies and corporations                                    $16,010           $153           $ --        $16,163
State and political subdivisions                               5,836            342             12          6,166
Mortgage-backed debt securities                                9,140             74             43          9,171
------------------------------------------------------ -------------- -------------- -------------- --------------
                                                             $30,986           $569            $55        $31,500
------------------------------------------------------ -------------- -------------- -------------- --------------

The amortized cost and estimated fair value of securities classified as available-for-sale at September 30, 1998 are as follows:

AVAILABLE-FOR-SALE-PORTFOLIO

------------------------------------------------------ -------------- -------------- -------------- --------------
                                                                          Gross          Gross
September 30, 1998                                       Amortized     Unrealized     Unrealized      Estimated
(dollars in thousands)                                     Cost           Gains         Losses       Fair Value
------------------------------------------------------ -------------- -------------- -------------- --------------
U. S. Treasury and other U.S. government agencies
and corporations                                            $131,059        $ 1,618            $ 2      $ 132,675
Mortgage-backed debt securities                              114,393          1,739            190        115,942
Corporate bonds                                               41,275            821            223         41,873
Equity securities                                             26,022          4,314            368         29,968
------------------------------------------------------ -------------- -------------- -------------- --------------
                                                            $312,749         $8,492           $783       $320,458
------------------------------------------------------ -------------- -------------- -------------- --------------

The gross realized gains on securities sold from the available-for-sale portfolio for the first nine months of 1998 and 1997 are $621,000 and $545,000, respectively. The gross realized losses on securities sold from the available-for-sale portfolio for the same periods are $40,000 and $187,000 respectively.

The amortized cost and estimated fair value of securities classified as held-to-maturity and available-for-sale at September 30, 1998 summarized by contractual maturity are as follows:

                                                 Held-to-maturity                  Available-for-sale
---------------------------------------- ----------------- ---------------- ----------------- ----------------
September 30, 1998                        Amortized Cost   Estimated Fair    Amortized Cost   Estimated Fair
(dollars in thousands)                                          Value                              Value
---------------------------------------- ----------------- ---------------- ----------------- ----------------
Due in one year or less                          $ 10,904          $11,015            $5,006          $ 5,066
Due after one through five years                    8,371            8,725           103,213           98,750
Due after five through ten years                    1,286            1,314            52,782           59,310
Due after ten years                                 1,285            1,275            11,333           11,422
Mortgage-backed debt securities                     9,140            9,171           114,393          115,942
Equity securities                                      --               --            26,022           29,968
---------------------------------------- ----------------- ---------------- ----------------- ----------------
                                                  $30,986          $31,500          $312,749         $320,458
======================================== ================= ================ ================= ================

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

The amortized cost and estimated fair value of securities classified as held-to-maturity at December 31, 1997 are as follows:

HELD-TO-MATURITY PORTFOLIO

---------------------------------------------- ------------- --------------- ---------------- -----------------
December 31, 1997
---------------------------------------------- ------------- --------------- ---------------- -----------------
                                                                 Gross            Gross          Estimated
                                                Amortized      Unrealized      Unrealized           Fair
(dollars in thousands)                             Cost          Gains           Losses            Value
U.S. Treasury and other U.S.
government agencies and corporations                $25,523             $15              $29           $25,509
State and political subdivisions                      3,690             387                -             4,077
Mortgage-backed debt securities                      19,176             150              183            19,143
---------------------------------------------- ------------- --------------- ---------------- -----------------
                                                    $48,389            $552             $212           $48,729
============================================== ============= =============== ================ =================


The amortized cost and estimated fair value of securities available-for-sale at December 31, 1997 are as follows:

AVAILABLE-FOR-SALE-PORTFOLIO

---------------------------------------------- ------------- --------------- ---------------- -----------------
December 31, 1997
---------------------------------------------- ------------- --------------- ---------------- -----------------
                                                                 Gross            Gross          Estimated
                                                Amortized      Unrealized      Unrealized           Fair
(Dollars in thousands)                             Cost          Gains           Losses            Value
                                               -------------                 ----------------
U.S. Treasury and other U.S.
government agencies and corporations               $ 69,713          $  570             $ 10           $70,273
Mortgage-backed debt securities                      93,063           1,532              216            94,379
Corporate bonds                                      15,074             238                3            15,309
Equity securities                                    19,482           3,412                5            22,889
============================================== ============= =============== ================ =================
                                                   $197,332          $5,752             $234          $202,850
============================================== ============= =============== ================ =================

Note 5 - Long-term debt: On July 20, 1998, FCNB Capital Trust, a newly-formed subsidiary of the Company, issued 1,610,000 of its 8.25% Cumulative Trust Preferred Securities (the "Preferred Securities") in an underwritten public offering for an aggregate price of $40.25 million. Proceeds of the Preferred Securities were invested in the 8.25% Subordinated Debentures (the "Subordinated Debentures") of the Company. After deducting underwriter's compensation and other expenses of the offering, the net proceeds were available to the Company to increase capital and for general corporate purposes, including use in investment activities and the Bank's lending activities.

The Preferred Securities and the Subordinated Debentures each mature on July 31, 2028. If certain conditions are met, the maturity dates of the Preferred Securities and the subordinated Debentures may be shortened to a date not earlier than July 31, 2003. The Preferred Securities and Subordinated Debentures also may be redeemed prior to maturity if certain events occur. The Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Subordinated Debentures at maturity or their Subordinated Debentures, which would result in a deferral of dividend payments on the Preferred Securities, at any time or from time to time for a period not to exceed 20 consecutive quarters in a deferral period.

The Company and FCNB Capital Trust believe that, taken together, the obligations of the Company under the Preferred Securities Guarantee Agreement, the Amended and Restated Trust Agreement, the Subordinated Debentures, the Indenture and the Agreement As To Expenses and Liabilities, entered into in connection with the offering of the Preferred Securities and the Subordinated Debentures, in the aggregate constitute a full and unconditional guarantee by the Company of the obligations of FCNB Capital Trust under the Preferred Securities.

FCNB Capital Trust is a Delaware business trust created for the purpose of issuing the Preferred Securities and purchasing the Subordinated Debentures, which are its sole assets. The Company owns all of the 49,800 outstanding common securities, liquidation value $25 per share, (the "Common Securities") of FCNB Capital Trust.

The Preferred Securities meet the regulatory criteria for Tier I capital, subject to Federal Reserve guidelines that limit the amount of the Preferred Securities and cumulative perpetual preferred stock to an aggregate of 25% of Tier I capital. At September 30, 1998, $24.26 million of the Preferred Securities were included in Tier I Capital.

For accounting purposes, the Preferred Securities are presented on the Consolidated Balance Sheets as a separate category of long-term debt entitled "Guaranteed Preferred Beneficial Interests in the Company's Subordinated Debentures".

Note 6 - Per share amounts: On December 31, 1997, the Company adopted FASB Statement No. 128, "Earnings per Share." Statement 128 establishes standards for computing and presenting earnings per share ("EPS") that simplify the standards previously followed in Accounting Principals Board Opinion No. 15. It replaces the former presentation of primary EPS with a presentation of basic EPS and, where applicable, requires the dual presentation of basic and diluted EPS on the face of the income statement. Basic EPS is generally computed by dividing net income by the weighted-average number of common shares outstanding for the period, whereas diluted EPS essentially reflects the potential dilution in basic EPS that could occur if other contracts to issue common stock were exercised. Per share amounts are based on the weighted-average number of shares outstanding during each year as follows:

                                                            For the 3 months ended      For the 9 months ended
                                                                 September 30                SEPTEMBER 30
--------------------------------------------------------- ------------- ------------- ------------- -------------
                                                              1998          1997          1998          1997
                                                          ------------- ------------- ------------- -------------
Basic EPS weighted-average shares outstanding                7,897,510     7,880,271     7,890,283     7,868,507
Effect of dilutive securities - stock options                   57,179        43,230        55,968        40,969
--------------------------------------------------------- ------------- ------------- ------------- -------------
Diluted EPS weighted-average shares outstanding              7,954,689     7,923,501     7,946,251     7,909,476
========================================================= ============= ============= ============= ============-

The September 30, 1997 data has been adjusted for the 33% stock dividend effected in the form of a four-for-three stock split declared in July 1998 and for the 10% stock dividend declared in October 1997.

Note 7 - Risk management instruments: Interest rate swaps used to achieve interest rate risk management objectives are accounted for in a manner consistent with the accounting basis of the related asset or liability. An instrument designated to hedge an asset or liability carried at historical cost is accounted for on an accrual basis, whereby the interest income or expense of the related asset or liability is adjusted for the net amount of any interest receivable or payable generated by the hedging instrument during the reporting period. For such instruments, no amounts other than any accrued interest receivable or payable are included in the accompanying consolidated balance sheets.

Interest rate swaps involve the exchange of payments between counterparties based on the interest differential between a fixed and a variable interest rate applied to a notional balance. Under accrual accounting, this interest differential is recognized as an adjustment to the interest income or expense of the related asset or liability in the accompanying statements of income.

Upon early termination of derivative instruments accounted for under the accrual method, the net proceeds received or paid are deferred, if material, in the accompanying consolidated balance sheets and amortized to the interest income or expense of the related asset or liability over the lesser of the remaining contractual life of the instrument or the maturity of the related asset or liability. At September 30, 1998 and December 31, 1997, there were no deferred gains or losses in the accompanying consolidated balance sheets arising from the termination of instruments qualifying for accrual accounting prior to maturity.

Note 8 - Comprehensive income: On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income, as defined by Statement 130, is the change in equity of a business enterprise during a reporting period from transactions and other events and circumstances from non-owner sources. In addition to an enterprise's net income, change in equity components under comprehensive income reporting would also include such items as the net change in unrealized gain or loss on available-for-sale securities and foreign currency translation adjustments. Statement 130 requires disclosure of comprehensive income and its components with the same prominence as the Company's other financial statements.

Note  9  -  Recent  accounting  pronouncements:  In  June  1998,  the  Financial
Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In management's opinion, the adoption of this Statement will not have a material impact on the financial position or the results of operations of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

This section of the report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to the Company's beliefs, expectations, anticipations and plans regarding, among other things, general economic trends, interest rates, product expansions and other matters. Such statements are subject to numerous uncertainties, such as federal monetary policy, inflation, employment, profitability and consumer confidence levels, both nationally and in the Company's market area, the health of the real estate and construction market in the Company's market area, the Company's ability to develop and market new products and to enter new markets, competitive challenges in the Company's market, legislative changes and other factors, and as such, there can be no assurance that future events will develop in accordance with the forward looking statements contained herein. Additionally, the Company's future financial performance may be adversely impacted by the inability of the Company to cause its information, communications and environmental systems to be capable of correctly recognizing and processing dates after December 31, 1999 ("Y2K Compliant") as currently anticipated, and in any event, prior to January 1, 2000. Factors which may cause actual results to differ form current Y2K compliance plans include increased costs of achieving Y2K Compliance, delayed timeframes for implementing and testing Y2K compliance measures, and delays by the Company's vendors in becoming Y2K Compliant, or the inability of such vendors to become Y2K Compliant prior to January 1, 2000. Additionally, the Company's performance may be adversely affected by the failure of its customers or governmental authorities to become Y2K Compliant prior to January 1, 2000. Because of these uncertainties and the assumptions on which statements in this document are based, actual future results may differ materially from those contemplated by such statements.

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

The Company anticipates that it will issue approximately 1,780,000 shares, as adjusted for the stock split discussed above, in connection with the transaction, subject to adjustment, for an aggregate deal value of approximately $42 million. At September 30, 1998, Capital had total assets of approximately $172.07 million, deposits of $139.94 million, and total shareholders' equity of $12.28 million. It is anticipated that the merger will be accounted for as a pooling of interests. The Company anticipates that it will incur pretax one-time charges of approximately $1.75 million upon consummation of the merger. The consummation of the merger remains subject to the satisfaction of a number of other conditions. The Company currently anticipates that the merger would be consummated in the fourth quarter of 1998. This transaction was approved by the shareholders of Capital at its shareholders meeting on October 15, 1998. The Company's shareholders approved this transaction at its shareholders meeting on November 4, 1998.

On July 20, 1998, the Company raised $40.25 million in capital (before expenses and commissions) through the public issuance of 1,610,000 8.25% Trust Preferred Securities by its subsidiary FCNB Capital Trust, a Delaware, business trust organized for the purpose of issuing the Preferred Securities. In connection with the issuance of the Preferred Securities, the Company issued $40.25 million of its 8.25% subordinated debentures, due July 31, 2028, to FCNB Capital Trust.

On September 2, 1998, the Company announced that it has signed a definitive agreement to acquire Frederick Underwriters, Inc. headquartered in Frederick, Maryland and its affiliated agencies - Phillips Insurance Agency, Inc. and Carroll County Insurance Agency, Inc. The Company will exchange approximately 413,000 shares of its common stock for shares of the agencies in a tax-free transaction, which is anticipated to be accounted for as a pooling of interest. With 1997 revenues approaching $6 million, Frederick Underwriters, Inc. is one of the largest independent insurance agencies in the state of Maryland. The transaction is subject to shareholder and regulatory approvals and is expected to close in the first quarter of 1999.

The following discussion and related financial data for the Company provides an overview of the financial condition and results of operations of the Company and its wholly-owned subsidiary, which is presented on a consolidated basis. The principal subsidiary of the Company is FCNB Bank. For the first nine months, the Company reported earnings of $7.13 million in 1998 and $6.42 million in 1997. However, net income before specific one-time merger related costs ("core earnings") was $7.21 million in 1998 compared to $6.71 million for the same period in 1997. For the third quarter the Company had core earnings of $2.37 million and reported earnings of $2.33 million in 1998, and in 1997 had core and reported earnings of $2.37 million.

Return on average assets and return on average equity are key measures of earnings performance. Return on average assets measures the ability of a bank to utilize its assets in generating income. Annualized return on average assets for the nine months ended September 30, 1998 was 1.01% for reported earnings and 1.02% on earnings before specific one-time merger-related costs compared to annualized rates of 1.05% and 1.10%, respectively, for the nine months ended September 30, 1997. The annualized return on average shareholders' equity, which measures the income earned on the capital invested, for the nine months ended September 30, 1998 was 12.03% for reported earnings and 12.16% on earnings before specific one-time merger-related costs compared to annualized rates of 12.12% and 12.66%, respectively, for the nine months ended September 30, 1997.

Annualized return on average assets for the quarter ended September 30, 1998 was 0.94% for reported earnings and 0.96% on earnings before specific one-time merger-related costs compared to annualized rates of 1.11% and 1.11%, respectively, for the same period in 1997. The annualized return on average shareholders' equity for the nine months ended September 30, 1998 was 11.66% for reported earnings and 11.86% on earnings before specific one-time merger-related costs compared to annualized rates of 12.94% and 12.94%, respectively, for the same period in 1997.

The Company routinely explores opportunities for additional growth and expansion of its core banking business and related activities, including the acquisition of companies engaged in banking or other related activities, and internally generated growth. There can be no assurance, however, that the Company will be able to grow, or if it does that any such growth or expansion will result in an increase in the Company's earnings, dividends, book value or market value of its securities.

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

Taxable equivalent net interest income for the first nine months of 1998 totaled $25.44 million, increasing 5.32% from the $24.15 million recorded for the same period in 1997. The Company's average interest-earning assets increased 15.3% to $865.73 million from September 30, 1997. This increase was primarily funded with a 16.5% increase in the Company's average interest-bearing liabilities.

For the third quarter, the taxable equivalent net interest income increased by $334,000 (4.1%) to $8.54 million in 1998 from the same period in 1997.

The Company's net interest margin (taxable equivalent net interest income as a percent of average interest-earning assets) was 3.92% and 4.29% for the first nine months of 1998 and 1997, respectively. The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest-bearing liabilities. This spread decreased by 35 basis points in the first nine months of 1998 when compared to the same period in the prior year. The yield on earning assets dropped to 8.13% from 8.28%, while the rates paid on interest-bearing liabilities increased by 20 basis points to 4.70%.

For the third quarter of 1998 the net interest margin was 3.74% compared to 4.17% in 1997. The spread during the period decreased by 43 basis points which was primarily caused by an increase in rates paid on interest-bearing liabilities and a decrease in the yields earned on the loan and investment portfolios. The yield on earning assets dropped by 25 basis points to 8.07%, while the rates paid on interest-bearing liabilities increased by 18 basis points to 4.84%.

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

MARKET RISK

The Company employs computer model simulations to monitor its interest rate sensitivity. Interest rate risk ("IRR") management has various sources and it is not simply the risk from rates rising and falling. In fact, there are four sources of IRR: repricing risk, basis risk, yield curve risk and option risk. Gap modeling only focuses on repricing risk. Income simulations that incorporate cash flow analyses: (1) measure the size and direction of interest rate exposure under a variety of interest rate and yield curve shape scenarios; (2) provide the opportunity to capture all critical elements such as volume, maturity dates, repricing dates, prepayment volumes and hidden options such as caps, floors, puts and calls; (3) utilize data to clearly focus attention on critical variables; (4) are dynamic; and (5) reflect changes in prevailing interest rates which affect different assets and liabilities in different ways. These simulations are run on a monthly basis using a ramped technique to determine the effects on the Company's net income and the Market Value of Portfolio Equity ("MVPE"), assuming an immediate increase or decrease in interest rates. The MVPE simulation is the process of generating multiple forecasts for future interest rate scenarios and then discounting the estimated cash flows anticipated under those scenarios. The MVPE is the estimated economic value of the Company based on the net difference between the value of the interest-earning assets ("IEA") and the value of the interest bearing liability ("IBL"), using the current characteristics of each. Some factors that influence the value of the IEA and the IBL are the rate, maturity, repricing frequency and prepayment options. The Company has an interest rate risk management policy that limits the amount of deterioration in net interest income, associated with an assumed interest rate shock of +/-100, +/-200 and +/-300 basis points change in interest rates, to no more than 7.5% (+/-100), 10.0% (+/-200) and 12.5% (+/-300) of net interest income, respectively. The model results as of September 30, 1998 are as follows:

                                                                 Change in Interest Rate Assumption
--------------------------------------------- -------------------------------------------------------------------------
(dollars in thousands)                         +100 bp      +200 bp     +300 bp     -100 bp      -200 bp     -300 bp
--------------------------------------------- ----------- ------------ ----------- ----------- ------------ -----------
Net interest income - increase (decrease)         $(869)    $ (2,043)   $ (2,755)       $ 763       $1,452      $1,733
--------------------------------------------- ----------- ------------ ----------- ----------- ------------ -----------
Net interest income - % change                    -2.52%       -5.93%      -7.99%        2.21%        4.21%       5.03%
--------------------------------------------- ----------- ------------ ----------- ----------- ------------ -----------
MVPE - increase (decrease)                      $(7,031)    $(19,740)   $(29,676)     $ 2,826      $ 5,766      $8,775
--------------------------------------------- ----------- ------------ ----------- ----------- ------------ -----------
MVPE - % change                                   -7.19%      -20.19%     -30.35%        2.89%        5.90%       8.97%
--------------------------------------------- ----------- ------------ ----------- ----------- ------------ -----------

NONINTEREST INCOME

Noninterest income increased $1.92 million (43.5%) for the nine months ended September 30, 1998, when compared to the same period in 1997. This increase was partially attributable to the increase in service fee income of $438,000, which was due to an increase in the volume of deposit accounts maintained. Security gains increased in 1998 to $581,000 from the $358,000 realized in 1997. The increase in other operating income of $1.01 million includes approximately $824,000 attributable to the Company's bank-owned life insurance program that generates tax-exempt income to partially offset the cost of employee benefit programs.

For the third quarter of 1998, noninterest income increased $859,000. This increase was primarily caused by the $311,000 increase in income generated from the bank-owned life insurance program, $54,000 of additional securities gains and $146,000 of additional gains on the sale of loans.

The Company is adding new products and services to strengthen the ratio of noninterest income to total revenue to mitigate the effect of its decreasing net interest spread. Some of these products are fee-based and, accordingly, the income from these products is less sensitive to fluctuations in the level of interest rates. The Company offers asset management and trust services and in December, 1997, the Company began to offer Financial Planning and Investment Services. This new division will offer customers comprehensive financial planning as well as investment and insurance products. The Company has also negotiated the purchase of Frederick Underwriters Inc., discussed in the "Overview" section above, to increase its noninterest income and to expand its revenue sources.

The Company's management is committed to developing and offering innovative, market-driven products and services that will generate additional sources of noninterest income. However, the future results of any of these products or services cannot be predicted at this time.

NONINTEREST EXPENSES

Noninterest expenses, excluding merger-related expenses, increased $2.89 million (16.6%) for the first nine months of 1998, when compared to the first nine months of 1997.

Total salaries and employee benefits increased $1.63 million (17.2%) over the first nine months of 1997. The increase in salaries and employee benefits reflects general merit and cost-of-living adjustments, plus the additional staffing of the Financial Planning and Investment Services Division in December, 1997, and the acquisition of seven branches from First Virginia Bank in June 1998. Additional increased health care costs and pension expenses are the primary causes for the remaining portion of this increase.

Occupancy expenses increased $333,000 (18.5%) and equipment expenses increased $388,000 (25.5%) over the first nine months of 1997. The increase in occupancy expenses is primarily related to additional depreciation expense on the facilities and increased utility costs. The increase in equipment expenses is primarily associated with the additional depreciation expense incurred as a result of implementing new technology.

Other operating expenses increased $541,000 (11.6%) compared to the same period for 1997.

For the third quarter of 1998, salaries and benefits increased $679,000 (21.0%), occupancy expenses increased $185,000 (28.2%), equipment expenses increased $174,000 (33.6%), and other operating expenses increased $416,000 (29.5%). The increase in salaries and benefits costs is primarily related to the increased number of employees, which increased to 416 from 357 as of September 30, 1997. The increase in the number of employees includes approximately 33 employees related to the acquisition of the seven branches from First Virginia as discussed in the "Overview Section."

INCOME TAXES

The Company's effective tax rates for the first nine months of 1998 and 1997 were 31.5% and 32.9%, respectively, and were 31.3% and 32.9%, for the third quarter of 1998 and 1997, respectively. The Company's income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain loans, investment securities and the bank-owned life insurance program. Additionally, the Company derives income tax benefits from a subsidiary located in the state of Delaware that holds and manages a portion of its investment portfolio.

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

Selected information concerning the Company's recorded investment in impaired loans and related interest income are summarized as follows:

(dollars in thousands)
September 30,                                                                            1998      1997
-------------------------------------------------------------------------------------- --------- ----------
Impaired loans with specific allocation of allowance for credit losses                   $2,778       $925
Specific allocation of allowance for credit losses                                        1,088        242
Other impaired loans                                                                      1,963        695
Average recorded investment in impaired loans                                             4,783      1,682
Interest income recognized on impaired loans based on cash payments received                 78         24
====================================================================================== ========= ==========


Additional   information   concerning  the  Company's  recorded   investment  in
nonaccrual loans, for which impairment had not been recognized are as follows:

(dollars in thousands)
September 30,                                                                           1998     1997
-------------------------------------------------------------------------------------- -------- -------
Nonaccrual loans                                                                           452   971
Interest income not recognized due to loans in nonaccrual status                             6    20
====================================================================================== ======== =======


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

------------------------------------------------------ ------------------------ ----------------
                                                            SEPTEMBER 30          DECEMBER 31
------------------------------------------------------ ------------ ----------- ----------------
                                                          1998         1997          1997
------------------------------------------------------ ------------ ----------- ----------------
Allowance for credit losses                                 $5,977      $5,360           $5,713
====================================================== ============ =========== ================
% of total loans net of unearned income                       1.00%        .95%            1.00%
====================================================== ============ =========== ================
Nonaccrual loans                                             5,235      $2,590           $3,637
Past due loans                                               4,759       1,040              982
------------------------------------------------------ ------------ ----------- ----------------
Nonperforming loans                                          9,994       3,630            4,619
Foreclosed properties                                        1,951       3,160            3,496
------------------------------------------------------ ------------ ----------- ----------------
Nonperforming assets                                       $11,945      $6,790           $8,115
====================================================== ============ =========== ================
Allowance for credit losses to nonperforming loans            59.8%      147.6%           123.7%
====================================================== ============ =========== ================
Nonperforming assets to total assets                          1.11%        .76%             .88%
====================================================== ============ =========== ================

ALLOWANCE FOR CREDIT LOSSES


---------------------------------------------------------------- --------------------- ----------------------
                                                                     Nine months
                                                                         ended              Year ended
                                                                  September 30, 1998     December 31, 1997
---------------------------------------------------------------- --------------------- ----------------------
Average total loans outstanding during period                                $582,539               $535,921
---------------------------------------------------------------- --------------------- ----------------------
Allowance at beginning of year                                                 $5,713                 $5,123
---------------------------------------------------------------- --------------------- ----------------------
Charge-offs:
   Real estate - construction                                                      82                    588
   Real estate - mortgage                                                          58                     12
   Commercial and agricultural                                                     98                    306
   Consumer                                                                       540                    288
---------------------------------------------------------------- --------------------- ----------------------
               Total charge-offs                                                  778                  1,194
---------------------------------------------------------------- --------------------- ----------------------
Recoveries:
   Real estate - construction                                                      33                     24
   Real estate - mortgage                                                          11                      4
   Commercial and agricultural                                                     33                    369
   Consumer                                                                       165                     58
---------------------------------------------------------------- --------------------- ----------------------
               Total recoveries                                                   242                    455
---------------------------------------------------------------- --------------------- ----------------------
Net charge-offs (recoveries)                                                      536                    739
---------------------------------------------------------------- --------------------- ----------------------
Additions to allowance charged to operating expenses                              800                  1,329
---------------------------------------------------------------- --------------------- ----------------------
Allowance at end of period                                                     $5,977                 $5,713
================================================================ ===================== ======================
Ratio of net charge-offs to average total loans                                  0.09%                  0.14%
================================================================ ===================== ======================



ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES

--------------------------------------------------- -------------- -------- ------------- --------------
                                                      September               December
                                                         30,                    31,
                                                        1998        %(1)        1997          %(1)
--------------------------------------------------- -------------- -------- ------------- --------------
Real estate - construction                            $    777         18%   $   557           14%
Real estate - mortgage                                   3,097         61%     2,703           65%
Commercial and agricultural                              1,157         11%       993           11%
Consumer                                                   242         10%       380           10%
Unallocated                                                704           -     1,080             -
--------------------------------------------------- -------------- -------- ------------- --------------
                                   Total Allowance      $5,977        100%    $5,713          100%
=================================================== -------------- -------- ------------- ==============

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

As of September 30, 1998, the Company had loans totaling $15.44 million that were current but as to which there are concerns as to the ability of the borrowers to comply with present loan repayment terms. While management of the Company does not anticipate any loss not previously provided for on these loans, changes in the financial condition of these borrowers may necessitate future modifications in their loan repayment terms.

At September 30, 1998, the Company had no concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

There were no other interest-bearing assets at September 30, 1998, classifiable as nonaccrual, past due, restructured or problem assets.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest Differentials

The following table shows average balances of asset and liability categories, interest income and paid, and average yields and rates for the periods indicated:

--------------------------------------------- -------------------------------------- --------------------------------------
                                                        Nine months ended                      Nine months ended
                                                       September 30, 1998                     September 30, 1997
                                              -------------------------------------- --------------------------------------
                                                Average      Interest    Average       Average      Interest    Average
                                                 Daily      Income(1)/     Yield/       Daily      Income(1)/     Yield/
(dollars in thousands)                          Balance        Paid         Rate       Balance        Paid         Rate
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
ASSETS
Interest-earning assets:
    Interest-bearing deposits                       $  866        $  42      6.47%        $ 2,248        $  79     4.68%
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
    Federal funds sold                              10,383          455      5.84           7,870          319     5.40
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
    Loans held for sale                              2,841          112      5.26           1,031           58     7.50
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
    Investment securities:
         Taxable                                   264,554       12,735      6.42         209,729       10,133     6.44
         Tax exempt                                  4,548          358     10.51           4,950          415    11.18
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
    Total investment securities                    269,102       13,093      6.49         214,679       10,548     6.55
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
    Loans(2)                                       582,539       39,084      8.95         525,177       35,642     9.05
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
    Total interest-earning assets                  865,731       52,786      8.13         751,005       46,646     8.28
    Noninterest-earning assets                      76,698           --        --          63,012           --       --
    Net Effect of SFAS 115                           3,826           --        --             744           --       --
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
         Total assets                             $946,255                               $814,761
============================================= ============= ============ =========== ============= ============ ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
Interest-bearing liabilities:
     Interest-bearing deposits                    $553,355       18,113      4.36%       $516,910       16,334     4.21%
      Other short-term borrowings                  211,850        8,555      5.38         148,850        6,158     5.52
      Long-term debt                                10,676          679      8.48              --           --       --
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
Total interest bearing liabilities                 775,881       27,347      4.70         665,760       22,492     4.50
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
Noninterest-bearing deposits                        84,178                                 72,250
Noninterest-bearing liabilities                      7,152                                  6,096
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
         Total liabilities                         867,211                                744,106
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
Shareholders' equity                                75,218                                 69,911
Accumulated other comprehensive income               3,826                                    744
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
         Total shareholders' equity                 79,044                                 70,655
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
         Total liabilities and shareholders'
               equity                             $946,255                               $814,761
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
Net interest income                                             $25,439                                $24,154
============================================= ============= ============ =========== ============= ============ ===========
Net interest spread                                                          3.43%                                 3.78%
============================================= ============= ============ =========== ============= ============ ===========
Net interest margin                                                           3.92%                                4.29%
============================================= ============= ============ =========== ============= ============ ===========


1 Taxable equivalent adjustments of $115,000 for 1998 and $183,000 for 1997 are included in the interest income for total interest-earning assets.

2 Nonaccruing loans, which include impaired loans, are included in the average balances. Net loan fees included in interest income totaled $1.34 million in 1998 and $1.02 million in 1997.

CAPITAL RESOURCES

The following table shows the risk-based capital and the leverage ratios for the Company as of September 30, 1998:

---------------------------------------- --------------------------- --------------------------- ---------------------------
                                                                                                         To Be Well
                                                                                                  Capitalized Under Prompt
                                                                            For Capital              Corrective Action
(dollars in thousands)                             Actual                Adequacy Purposes              Provisions:
---------------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
AS OF SEPTEMBER 30, 1998                    Amount        Ratio         Amount        Ratio         Amount        Ratio
---------------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Total Capital
     (to Risk-Weighted Assets):
         FCNB Corp                           $120,796        16.33%       $59,160         8.00%           N/A           N/A
         FCNB Bank                           $ 88,577        12.20%       $58,100         8.00%       $72,625        10.00%
---------------------------------------- ------------- ------------- ------------- ------------- ------------- -------------

---------------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Tier I Capital
     (to Risk-Weighted Assets):
         FCNB Corp                            $97,040        13.12%       $25,580         4.00%           N/A           N/A
         FCNB Bank                            $82,448        11.35%       $29,050         4.00%       $43,575         6.00%
---------------------------------------- ------------- ------------- ------------- ------------- ------------- -------------

---------------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Tier I Capital
     (to Average Assets):
         FCNB Corp                            $97,040         9.81%       $29,664         3.00%           N/A           N/A
         FCNB Bank                            $82,448         8.45%       $29,281         3.00%       $48,802         5.00%
---------------------------------------- ------------- ------------- ------------- ------------- ------------- -------------

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required for this section can be located in the Notes to Consolidated Financial Statements, Note 7 - Risk management instruments on page 8 and Market Risk on page 12.

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

YEAR 2000

The Company is currently addressing the many areas affected by the Year 2000 computer issue. A Year 2000 plan has been prepared which includes contacting all of the software vendors that maintain the computer programs that the Company relies upon. By September 30, 1998, the Company had performed risk assessments, had assessed theY2K preparedness of suppliers of data processing services to the Company and of large customers, had implemented its customer awareness program, had begun development of the Y2K contingency plan, and was in the process of testing and implementing necessary changes in hardware and software. The plan also includes contacting large commercial loan and deposit customers to determine their readiness for this issue. At this time, it is anticipated that many, if not all of these changes, should be ready for testing by December 31, 1998. Significant additional steps must be taken to achieve Y2K compliance, including some steps that may not yet be identified. The Company's primary supplier of data processing services also has adopted a Y2K plan and timetable to make the changes necessary for it to provide services in the year 2000, and has provided written assurances to the Company of its progress. That supplier has been examined for Y2K readiness by federal bank examiners. The Company is also monitoring the progress of its other suppliers of data processing services. The Company is in the banking industry, which is heavily regulated and is regulated by the Federal Reserve Bank. The Company is on track to be in compliance with all Federal Reserve regulations related to the Year 2000 issue. Since many of the programs used by the Company are "off-the-shelf" as compared to "highly customized," the cost to address these matters will not be as high as the costs for other companies that rely more on "highly customized" software. The Company has a budget for software, hardware and consulting costs of approximately $500,000. As of September 30, 1998, the Company has expended $84,000 for these costs. This area is changing very rapidly and the actual results may differ from what has been anticipated.

The failure of the Company, its principal data processing provider, its customers, or of other service providers, including utilities and government agencies, to be year 2000 compliant in a timely manner could have a negative impact on the Company's business, including but not limited to an inability to provide accurate processing of customer transactions, and delays in loan collection practices. The Company's belief that it, and its primary suppliers of data processing services, will achieve Y2K compliance, are based on a number of assumptions and on statements made by third parties, involve events and actions which may be beyond the control of the Company, and are subject to uncertainty. The Company also is not able to predict the effects, if any, on the Company, financial markets or society in general of the public's reaction to Y2K.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits

         No. 11 Statement Regarding Computation of Per Share Earnings

         No. 27 Financial Data Schedule

     (b) Report on Form 8-K

On July 14, 1998, the Company released its second quarter earnings report and announced the $0.15 cash dividend and the 4-for-3 stock split.

On September 2, 1998, the Company announced that it has signed a definitive agreement to acquire Frederick Underwriters, Inc. headquartered in Frederick, Maryland and its affiliated agencies - Phillips Insurance Agency, Inc. and Carroll County Insurance Agency, Inc. The Company will exchange approximately 413,000 shares of its common stock for shares of the agencies in a tax-free transaction, which is anticipated to be accounted for as a pooling of interest. With 1997 revenues approaching $6 million, Frederick Underwriters, Inc. is one of the largest independent insurance agencies in the state of Maryland. The transaction is subject to shareholder and regulatory approvals.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           FCNB CORP
                           (Registrant)

    November 12, 1998      By:  /s/ A. Patrick Linton
                                ------------------------------------------------
                                A. Patrick Linton
                                President Chief Executive Officer and Director

    November 12, 1998      By:  /s/ Mark A. Severson
                                ------------------------------------------------
                                Mark A. Severson
                                Senior Vice President and Treasurer