Form 10-K
period 1998-12-31
FCNB CORP
filed 1999-03-25
CIK 803644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period of time that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Common Stock (based on $20.50 per share) held by nonaffiliates on February 9, 1999, was approximately $178,965,267. As of March 10, 1999, there were 10,066,435 shares of Common Stock, par value $1.00 per share, of FCNB Corp issued and outstanding.

                       Documents Incorporated by Reference
Portions of the 1998 Annual Report to Shareholders for the year ended December 31, 1998, and the1999 Proxy Statement - PARTS I, II, III, & IV

                                     PART I

Item 1.  Business.

General

This section of the report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to FCNB Corp and its principal wholly-owned subsidiary FCNB Bank's (collectively, the "Registrant" or "Company") beliefs, expectations, anticipations and plans regarding, among other things, general economic trends, interest rates, product expansions and other matters. Such statements are subject to numerous uncertainties, such as federal monetary policy, inflation, employment, profitability and consumer confidence levels, both nationally and in the Company's market area, the health of the real estate and construction market in the Company's market area, the Company's ability to develop and market new products and to enter new markets, competitive challenges in the Company's market, legislative changes and other factors, and as such, there can be no assurance that future events will develop in accordance with the forward looking statements contained herein.

Additionally, the Company's future financial performance may be adversely impacted by the inability of the Company to cause its information, communications and environmental systems to be capable of correctly recognizing and processing dates after December 31, 1999 ("Y2K Compliant") as currently anticipated, and in any event, prior to January 1, 2000. Factors which may cause actual results to differ from current Y2K Compliance plans include increased costs of achieving Y2K Compliance, delayed timeframes for implementing and testing Y2K Compliance measures, and delays by the Company's vendors in becoming Y2K Compliant, or the inability of such vendors to become Y2K Compliant prior to January 1, 2000. Additionally, the Company's performance may be adversely affected by the failure of its customers or governmental authorities to become Y2K Compliant prior to January 1, 2000. Because of these uncertainties and the assumptions on which statements in this document are based, actual future results may differ materially from those contemplated by such statements.

The Company is a bank holding company organized under the laws of the State of Maryland and serves as the holding company for its wholly-owned subsidiary FCNB Bank (the "Bank").

The information related to the Company's acquisitions during the year is contained on page 12 of the Company's 1998 Annual Report to Shareholders. Such information is incorporated herein by reference to the Annual Report.

On March 16, 1999, the Company signed a definitive agreement through which First Frederick Financial Corp. and its wholly owned banking subsidiary, First Bank of Frederick, will merge with and into the Company and the Bank, both headquartered in Frederick, Maryland. The merger is valued at approximately $37 million based on closing stock prices as of March 11,

1999. Through First Bank of Frederick, First Frederick Financial operates 6 full-service banking offices and had $123 million in assets as of December 31, 1998.

In the merger, shareholders of First Frederick Financial Corp. common stock will receive 1.0434 shares of the Company's common stock, valuing the deal at $20.74 per First Frederick Financial Corp. share as of March 11, 1999.

The Bank

The Bank, a state-chartered commercial bank under the laws of the State of Maryland, was converted from a national bank in June 1993, and was originally chartered in 1818. The Bank is engaged in a general commercial and retail banking business serving individuals and businesses in Anne Arundel, Baltimore, Carroll, Frederick, Howard, Montgomery, and Prince George's counties in Maryland, Washington, D.C., and Fairfax County in Virginia. At December 31, 1998, the Bank operated eight banking offices in Frederick, Maryland, one office each in Brunswick, Catonsville, Columbia, Damascus, Eldersburg, Elkridge, Gaithersburg, Germantown, Glen Burnie, Laurel, Middletown, Monrovia, Mount Airy, Odenton, Pikesville, Poolesville, Reisterstown, Rockville, Silver Spring, Walkersville, and Westminster, Maryland, two offices in Washington, D.C., and one office in Dunn Loring, Virginia. At December 31, 1998, the Bank had total loans, net of unearned income, of approximately $727.57 million, total assets of approximately $1.32 billion, total deposits of approximately $862.71 million, and a legal lending limit of approximately $15.37 million to any one borrower. The deposits of the Bank are insured by the FDIC.

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

Competition. The Bank faces strong competition in all areas of its operations. This competition comes from entities principally operating in the Bank's marketing area and includes branches of some of the largest banks in Maryland. Its most direct competition for deposits historically has come from other commercial banks, savings banks, savings and loan associations and credit unions operating in Anne Arundel, Baltimore, Carroll, Frederick, Howard, Montgomery, and Prince George's counties, Maryland. The Bank also competes for deposits and investment dollars with money market mutual funds and public debt and equity markets. The Bank competes with banking entities, mortgage banking companies, and other institutional lenders for loans. The competition for loans varies from time to time depending on certain factors. These factors include, among others, the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, and conditions in the mortgage market. As a result of recently enacted Federal and State legislation allowing interstate banking, branching and mergers, additional competitors not currently in the Bank's market may enter into the Bank's market.

Supervision and Regulation

Holding Company Regulation. The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and as such it is subject to regulation, supervision and examination by, and reporting to, the Board of Governors of the Federal Reserve System (the "Federal Reserve"). A discussion related to the capital adequacy of the Company is contained on pages 41 and 42 of the Company's 1998 Annual Report to Shareholders. Such information is incorporated herein by reference to the Annual Report.

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

At December 31, 1998, the Bank would be deemed to be a "well capitalized" institution for purposes of Section 38 of the FDIA. Also at December 31, 1998, the Company and the Bank were in compliance with all minimum federal regulatory capital requirements, which are generally applicable to banks.

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

FCNB Capital Trust

FCNB Capital Trust, a statutory business trust created under the laws of the State of Delaware, is a wholly-owned subsidiary of the Company. This trust was created to hold the 8.25% Subordinated Debentures issued by the Company on July 20, 1998, and to issue its 8.25% Cumulative Trust Preferred Securities.

FCNB Investment Holdings, Inc.

FCNB Investment Holdings, Inc., a Delaware corporation, is a wholly-owned subsidiary of the Bank that was organized on April 21, 1994. This subsidiary was established to manage a portion of the investment portfolio of the Bank.

Frederick Underwriters, Inc.

Frederick Underwriters, Inc., a Maryland corporation, was formerly the Company's First Choice Insurance Agency, Inc ("First Choice") that was organized in April, 1994. In December 1998, the Company consummated the acquisition of Frederick Underwriters, Inc. headquartered in Frederick, Maryland and its affiliated agencies - Phillips Insurance Agency, Inc. and Carroll County Insurance Agency, Inc. (collectively, "Frederick Underwriters"). Frederick Underwriters, Inc. was merged with and into First Choice with First Choice surviving the merger. Simultaneously with the merger, First Choice changed its name to Frederick Underwriters, Inc. This subsidiary is a full-service insurance agency.

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

Employees

At December 31, 1998, the Company had approximately 552 employees of whom 13 were executive officers, 114 were other officers, 358 were full-time employees, and 67 were part-time employees.

Item 2.  Properties.

The Company owns the property on which the principal office of the Company and the main office of the Bank are located at 7200 FCNB Court, Frederick, Maryland. The Bank also owns the following properties:


   Location                                         Square footage
 -------------                                    ------------------
Catonsville
919 Frederick Road
Catonsville, MD                                          3,744

Columbia
5585 Twin Knolls Road
Columbia, MD                                             3,420

E. Frederick
1303 East Patrick Street
Frederick, MD                                            2,340

Eldersburg
6229 Sykesville Road
Eldersburg, MD                                           2,160

Elkridge
7290 Montgomery Road
Elkridge, MD                                             7,000

Laurel
380 Main Street
Laurel, MD                                               3,315

Odenton
1219 Annapolis Road
Odenton, MD                                              3,782

   Location                                         Square footage
 -------------                                    ------------------


Rosemont
1602 Rosemont Avenue
Frederick, MD                                            1,920

Route 85
5602 Buckeystown Pike
Frederick, MD                                            2,100

Square Corner
1 North Market Street
Frederick, MD                                            3,634

Walkersville
100 Commerce Drive
Walkersville, MD                                         2,510



The Bank leases the following properties:

Location                         Square Footage            Lease Expiration Date
--------                         --------------            ---------------------
Antietam
1595 Opossumtown Pike
Frederick, MD                      1,750                   07/31/2003

Brunswick
94 Souder Road
Brunswick, MD                     2,040                    04/30/2015

Damascus
9815 Main Street
Damascus, MD                      1,000                    09/30/1999

Deerpath
6810 Deerpath Road
Elkridge, MD                      5,718                   06/30/2000

Englar Road
Route 140 & Englar Road
Westminster                       1,500                   09/30/2002

Farragut Square
815 Connecticut Avenue
Washington, DC                    3,659                   10/31/2005

40 West
1100 West Patrick Street
Frederick, MD                     1,867                   05/31/2003

Location                         Square Footage            Lease Expiration Date
--------                         --------------            ---------------------
Friendship Heights
5200 Wisconsin Avenue, NW
Washington, DC
(Land lease)                     5,831 (Land)              12/31/2002

FSK Mall
5500 Buckeystown Pike
Frederick, MD                    470                       07/31/2002

Fox Chapel
19801 Frederick Road
Germantown, MD                   1,950                     03/31/2001

Glen Burnie
7381 Baltimore-Annapolis
  Blvd.
Glen Burnie, MD
(Land lease)                     2,400 (Land)              11/22/1999

Green Valley
11801 Fingerboard Road
Monrovia, MD                     1,200                     03/01/1999

Kentlands
265 Kentlands Blvd.
Gaithersburg, MD                 2,946                     11/30/2003

Middletown
819 East Main Street
Middletown, MD
(Land Lease)                     23,705 (Land)             11/25/2009

Mt. Airy
400 Ridgeville Blvd.
Mt. Airy, MD                     2,000                     03/31/1999

Owings Mills
11299 Owings Mills Blvd.
Owings Mills, MD                 3,800                     02/28/2004

Pikesville
1777 Reisterstown Road
Pikesville, MD                   2,560                     11/30/2008

Pikesville (Old)
678 Reisterstown Road
Pikesville, MD                   2,269                     02/29/2000

Location                         Square Footage            Lease Expiration Date
--------                         --------------            ---------------------
Poolesville
19645 Fisher Avenue
Poolesville, MD                  2,380                     11/30/2000

Reisterstown
11702 Reisterstown Road
Reisterstown, MD                 2,520                     02/31/2004

Rockville Offices
One Church Street
Rockville, MD                    5,062                     02/28/2005

Silver Spring
8121 Georgia Avenue
Silver Spring, MD                1,799                     05/31/2000

Tysons Corner
2230 Gallows Road
Dunn Loring, VA  22027           2,700                     12/31/2000

Westminster Regional Office
Winchester Exchange Bldg.
15 East Main Street
Westminster, MD                  1,010                     12/31/1999


Frederick Underwriters, Inc. lease the following properties:


Location                         Square Footage            Lease Expiration Date
--------                         --------------            ---------------------

1209 East Street
Frederick, Maryland              14,500                    03/31/2001

Brunswick Shopping Center
94 Souder Road
Brunswick, MD                     620                      02/28/2005

Carroll County Insurance
  Agency
125 Airport Drive
Westminster, MD                   2,500                    05/31/2006

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

Item 4.  Submission of Matters to a Vote of Security Holders.

During the fourth quarter of 1998, there were two matters submitted for voting to the shareholders. The first meeting was held on November 4, 1998, to vote on the acquisition of Capital Bank, N.A. The total number of votes was 5,926,087 of which 5,787,277 were voted FOR the transaction. The second meeting was held on December 30, 1998, to vote on the acquisition of Frederick Underwriters, Inc. The total number of votes was 5,689,483 of which 5,324,931 voted FOR this transaction.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

The information required by this item is contained on page 49 of the Company's 1998 Annual Report to Shareholders. Such information is incorporated herein by reference to the Annual Report.

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

A discussion related to dividend limitations is contained on page 41 of the Company's 1998 Annual Report to Shareholders. Such information is incorporated herein by reference to the Annual Report.

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



Item 6.  Selected Financial Data.

The information required by this item is contained on page 26 of the Company's 1998 Annual Report to Shareholders. Such information is incorporated herein by reference to the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is contained on pages 12 to 25 of the Company's 1998 Annual Report to Shareholders. Such information is incorporated herein by reference to the Annual Report.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is contained on pages 16 to 18 of the Company's 1998 Annual Report to Shareholders. Such information is incorporated herein by reference to the Annual Report.

Item 8.  Financial Statements and Supplementary Data.

The information required by this item is contained in the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing on pages 27 to 48 of the Company's 1998 Annual Report to Shareholders. Such information is incorporated herein by reference to the Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information required by this item is contained on pages 2 to 4 of the Company's 1999 Proxy Statement. Such information is incorporated herein by reference to the Proxy Statement.

Compliance with Section 16(a) of the Exchange Act

The information required by this item is contained on page 13 of the Company's 1999 Proxy Statement. Such information is incorporated herein by reference to the Proxy Statement.

Executive Officers of the Company.

Information concerning non-director executive officers of the Registrant is as follows:

Martin S. Lapera (age 46) is an Executive Vice President of the Company. Mr. Lapera became the Executive Vice President, Chief Operating Officer and Chief Lending Officer of FCNB in January 1995 after having been the Executive Vice President and Chief Lending Officer of the Bank.

Charles E. Weller (age 50) became a Senior Vice President of the Company in January 1996 after having been a Vice President of the Company since March 24, 1995. Mr. Weller was President of Elkridge Bank until it was merged with the Bank on March 7, 1998.

Mark A. Severson (age 45) became a Senior Vice President and Treasurer of the Company in January 1996 after having been the Vice President and Treasurer. Mr. Severson is the Senior Vice President and Chief Financial Officer of the Bank.

Fern W. Mercer (age 61) is a Vice President of the Company and is a Senior Vice President of the Bank.

Helen G. Hahn (age 62) is a Vice President and Secretary of the Company. Mrs. Hahn is a Senior Vice President and Cashier of the Bank.

                                VOTING SECURITIES

The information required by this item is contained on page 6 of the Company's 1999 Proxy Statement. Such information is incorporated herein by reference to the Proxy Statement.

Item 11.  Executive Compensation.

Compensation of Directors

The information required by this item is contained on pages 4 to 5 of the Company's 1999 Proxy Statement. Such information is incorporated herein by reference to the Proxy Statement.

EXECUTIVE OFFICERS' COMPENSATION AND CERTAIN TRANSACTIONS

Compensation - Overview

The information required by this item is contained on pages 7 to 13 of the Company's 1999 Proxy Statement. Such information is incorporated herein by reference to the Proxy Statement.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

              (a)      Documents filed as a part of the Report:

                  1. The following consolidated financial statements included in the 1998 Annual Report to Shareholders are incorporated herein by reference under Item 8 of this Report:

                                                                  Page Number
                                                                in Annual Report

                           Consolidated Balance Sheets                 27

                           Consolidated Statements of Income
                           And Comprehensive Income                    28

                           Consolidated Statements of Changes
                           in Shareholders' Equity                     29

                           Consolidated Statements of Cash Flows       30

                           Notes to Consolidated Financial
                           Statements                                  32-47

                           Report of Independent Auditors              48

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

                  10.2 A copy of the Supplemental Executive Retirement Plan of FCNB Bank is hereby incorporated by reference to
                                            Exhibit 10.3 of the Annual Report on
                                            Form    10-K   for   1997   of   the
                                            Registrant.

                  10.3 A copy of the Severance Agreement between FCNB Corp, FCNB Bank and A. Patrick Linton is hereby incorporated by reference to
                                             Exhibit  10.4 of the Annual  Report
                                             on  Form   10-K  for  1997  of  the
                                             Registrant.

                  10.4 A copy of the Severance Agreement between FCNB Corp, FCNB Bank and
                                             Martin   S.    Lapera   is   hereby
                                             incorporated    by   reference   to
                                             Exhibit  10.5 of the Annual  Report
                                             on  Form   10-K  for  1997  of  the
                                             Registrant.

                  10.5 A copy of the Severance Agreement between FCNB Corp, FCNB Bank and Mark A. Severson is hereby incorporated by reference to
                                             Exhibit  10.6 of the Annual  Report
                                             on  Form   10-K  for  1997  of  the
                                             Registrant.

                  10.6 A copy of the Employee Incentive Bonus Plan of FCNB Bank is hereby incorporated by reference to Exhibit 10-F of the Annual Report on Form 10-K for 1991 of the Registrant.

                  10.7 A copy of the Compensation Agreement with Clyde C. Crum is hereby incorporated by reference to
                                             Exhibit  10.8 of the Annual  Report
                                             on  Form   10-K  for  1997  of  the
                                             Registrant.

                  11                         Statement Regarding  Computation of
                                             Basic   and   Diluted   Per   Share
                                             Earnings, filed herewith.

                  Exhibit No.               Item
                  -----------               ----

                  12                        Statement Regarding  Computation of
                                            Ratios, filed herewith.

                  13 The Company's 1998 Annual Report to Shareholders, filed herewith.

                  21 A list of the subsidiaries of FCNB Corp is hereby incorporated by reference to the 1998 Annual Report to Shareholders at page 50.

                  23                        Consent of Independent Auditor

                  27.1                      Financial Data Schedule
                  27.2                      Restated Financial Data Schedule
                  27.3                      Restated Financial Data Schedule

                  99.1 A copy of the Dividend Reinvestment and Stock Purchase Plan of FCNB Corp is hereby incorporated by reference to Registration Statement on Form S-3 (File No. 33-55040) of Registrant.

                  99.2 A copy of the FCNB Corp 1992 Employee Stock Option Plan, as amended is hereby incorporated by reference to Exhibit 99.2 of the Annual Report on Form 10-K for 1997 of the Registrant. . 99.3 A copy of the FCNB Corp 1997 Stock Option Plan for Directors is hereby incorporated by reference to
                                            Exhibit  99.3 of the Annual  Report
                                            on  Form   10-K  for  1997  of  the
                                            Registrant.

                 99.3 A copy of the FCNB Corp 1997 Stock Option Plan for Directors is hereby incorporated by reference to Exhibit
                                            99.3 of the  Annual  Report  on Form
                                            10-K for 1997 of the Registrant.

     (b) An 8-K was filed under Item 5. Other Events. on October 19, 1998 announcing the termination of the Company's stock repurchase program.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    FCNB CORP
                                                    (Registrant)

Date:  March 23, 1999                               By:/s/A. Patrick Linton
---------------------                               -----------------------
                                                    A. Patrick Linton
                                                    President and Chief
                                                     Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

                          PRINCIPAL EXECUTIVE OFFICER:

Date:  March 23, 1999                               /s/ A. Patrick Linton
---------------------                               ---------------------
                                                    A. Patrick Linton
                                                    President, Chief Executive
                                                     Office and Director

                                   PRINCIPAL FINANCIAL AND
                                   ACCOUNTING OFFICER:

Date:  March 23, 1999                               /s/Mark Severson
---------------------                        ----------------
                                             Mark Severson
                                             Senior Vice President and Treasurer

Date:  March 23, 1999                        /s/ George B. Callan, Jr.
---------------------                        -------------------------
                                             George B. Callan, Jr., Director

Date:  March 23, 1999                        /s/ Shirley D. Collier
---------------------                        ----------------------
                                             Shirley D. Collier, Director

Date:  March 23, 1999                        /s/ Miles M. Circo
---------------------                        ------------------
                                             Miles M. Circo, Director

Date:  March 23, 1999                        /s/Clyde C. Crum
---------------------                        ----------------
                                             Clyde C. Crum, Director

Date:  March 23, 1999                        /s/James S. Grimes
---------------------                        ------------------
                                             James S. Grimes, Director

Date: March 23, 1999                         /s/Bernard L. Grove, Jr.
--------------------                         ------------------------
                                             Bernard L. Grove, Jr., Director

Date:  March 23, 1999                       /s/Gail T. Guyton
---------------------                       -----------------
                                            Gail T. Guyton, Director

Date:  March 23, 1999                       /s/Frank L. Hewitt, III
---------------------                       -----------------------
                                            Frank L. Hewitt, III, Director

Date:  March 23, 1999
---------------------
                                            ----------------------------
                                            Ramona C. Remsberg, Director

Date:  March 23, 1999                       /s/Jacob R. Ramsburg, Jr.
---------------------                       -------------------------
                                            Jacob R. Ramsburg, Jr., Director

Date:  March 23, 1999                       /s/Kenneth W. Rice
---------------------                       ------------------
                                            Kenneth W. Rice, Director

Date:  March 23, 1999                       /s/Rand D. Weinberg
---------------------                       -------------------
                                            Rand D. Weinberg, Director

Date:  March 23, 1999                       /s/DeWalt J. Willard, Jr.
---------------------                       ------------------------
                                            DeWalt J. Willard, Jr., Director