Form 10-Q
period 1999-03-31
FCNB CORP
filed 1999-05-17
CIK 803644

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For Quarter Ended            Commission file number
                March 31, 1999                      0-15645

                                    FCNB Corp
             (Exact name of registrant as specified in its charter)

                    MARYLAND                               52-1479635
         (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)               Identification No.)

               7200 FCNB Court, Frederick, Maryland            21703
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $1 par value per share, 10,073,403 shares outstanding as of April 30, 1999.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements


FCNB CORP AND SUBSIDIARY
--------------------------------------------------------------- ------------------------- --------------------------
Consolidated Balance Sheets                                           (Unaudited)                (Unaudited)
(dollars in thousands, except per share amounts)                     March 31, 1999           December 31, 1998
--------------------------------------------------------------- ------------------------- --------------------------
ASSETS
Cash and due from banks                                                    $  29,886                  $  30,500
Interest-bearing deposits in other banks                                       3,136                      1,334
Federal funds sold                                                            13,141                     47,262
--------------------------------------------------------------- ------------------------- --------------------------
        Cash and cash equivalents                                             46,163                     79,096
--------------------------------------------------------------- ------------------------- --------------------------
Loans held for sale                                                            3,766                      5,087
--------------------------------------------------------------- ------------------------- --------------------------
--------------------------------------------------------------- ------------------------- --------------------------
Investment securities held to maturity at amortized
     cost-fair value of $24,837 in 1999 and $30,469
      in 1998                                                                 24,453                     30,045
Investment securities available for sale-at fair value                       409,605                    421,176
--------------------------------------------------------------- ------------------------- --------------------------
Loans                                                                        733,812                    727,589
Less:   Allowance for credit losses                                          (7,393)                    (7,198)
        Unearned income                                                     (    17)                  (     23)
--------------------------------------------------------------- ------------------------- --------------------------
        Net loans                                                            726,402                    720,368
--------------------------------------------------------------- ------------------------- --------------------------
Bank premises and equipment                                                   24,983                     25,280
Other assets                                                                  55,145                     56,172
--------------------------------------------------------------- ------------------------- --------------------------
        Total assets                                                      $1,290,517                 $1,337,224
=============================================================== ========================= ==========================
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
     Noninterest-bearing deposits                                          $ 132,068                  $ 139,320
     Interest-bearing deposits                                               705,507                    712,499
--------------------------------------------------------------- ------------------------- --------------------------
        Total deposits                                                       837,575                    851,819
--------------------------------------------------------------- ------------------------- --------------------------
Short-term borrowings:
     Federal funds purchased and securities sold
under agreements to repurchase                                                52,565                     92,287
     Other short-term borrowings                                             253,145                    248,155
 Long-term debt:
     Guaranteed preferred beneficial interests
      in the Company's subordinated debenture                                 40,250                     40,250
Accrued interest and other liabilities                                        17,260                     14,103
--------------------------------------------------------------- ------------------------- --------------------------
        Total liabilities                                                  1,200,795                  1,246,614
--------------------------------------------------------------- ------------------------- --------------------------
SHAREHOLDERS' EQUITY
Preferred stock, per share par value $1.00;
   1,000,000 shares authorized; none outstanding                                  --                         --
Common stock, per share par value $1.00;
   20,000,000 shares authorized:  10,072,013
   shares in 1999 and 10,060,714 shares in 1998
   issued and outstanding                                                     10,072                     10,061
Capital surplus                                                               46,678                     46,597
Retained earnings                                                             31,406                     30,082
Accumulated other comprehensive income                                         1,566                      3,870
--------------------------------------------------------------- ------------------------- --------------------------
        Total shareholders' equity                                            89,722                     90,610
--------------------------------------------------------------- ------------------------- --------------------------
        Total liabilities and shareholders' equity                       $ 1,290,517                $ 1,337,224
=============================================================== ========================= ==========================

FCNB CORP AND SUBSIDIARY
Consolidated Statements of Income and Comprehensive Income (Unaudited)
------------------------------------------------------------------- ------------------------------------------------
                                                                                For the 3 months ended
------------------------------------------------------------------- --------------------- --------------------------
(dollars in thousands, except per share amounts)                       March 31, 1999          March 31, 1998
------------------------------------------------------------------- --------------------- --------------------------
Interest income:
       Interest and fees on loans                                          $15,520                  $15,142
       Interest and dividends on investment securities:
           Taxable                                                           6,347                    4,053
           Tax exempt                                                           92                       69
           Dividends                                                           369                      236
       Interest on federal funds sold                                          159                      415
       Other interest income                                                    12                       11
-------------------------------------------------------------------        -------                  -------
           Total interest income                                            22,499                   19,926
-------------------------------------------------------------------        -------                  -------
Interest expense:
       Interest on deposits                                                  7,193                    6,871
       Interest on federal funds purchased and securities
           sold under agreements to repurchase                                 733                      854
       Interest on other short-term borrowings                               3,173                    2,285
    Interest on long-term debt                                                 844                       --
-------------------------------------------------------------------        -------                  -------
           Total interest expense                                           11,943                   10,010
-------------------------------------------------------------------        -------                  -------
Net interest income                                                         10,556                    9,916
Provision for credit losses                                                    408                      170
-------------------------------------------------------------------        -------                  -------
Net interest income after provision for credit losses                       10,148                    9,746
-------------------------------------------------------------------        -------                  -------
Noninterest income:
       Service fees                                                          1,225                      911
    Insurance commissions                                                    1,411                    1,655
       Net securities gains                                                    382                      525
       Gain on sale of loans                                                   266                      152
       Other operating income                                                1,075                      218
-------------------------------------------------------------------        -------                  -------
           Total noninterest income                                          4,359                    3,461
-------------------------------------------------------------------        -------                  -------
Noninterest expenses:
       Salaries and employee benefits                                        5,742                    5,199
       Occupancy expenses                                                    1,211                      926
       Equipment expenses                                                      873                      699
       Merger-related expenses                                                 122                        4
       Other operating expenses                                              2,280                    2,326
-------------------------------------------------------------------        -------                  -------
           Total noninterest expenses                                       10,228                    9,154
-------------------------------------------------------------------        -------                  -------
Income before provision for income taxes                                     4,279                    4,053
Income tax expense                                                           1,381                    1,333
-------------------------------------------------------------------        -------                  -------
Net income                                                                   2,898                    2,720
-------------------------------------------------------------------        -------                  -------


                                   (CONTINUED)

FCNB CORP AND SUBSIDIARY
Consolidated Statements of Income and Comprehensive Income (Unaudited)
                                                    (CONTINUED)
------------------------------------------------------------------- --------------------- --------------------------
Other  comprehensive   income,   net  of  tax:
     Unrealized gains (losses) on securities:
           Unrealized holding gains (losses) arising
                 during period, net of taxes of ($1,571) in
                 1999 and $616 in 1998                                         (2,066)                   831
           Less: reclassification adjustment for gains
                 included in net income, net of taxes
                 of $144 in 1999 and $204 in 1998                                 238                    321
------------------------------------------------------------------- --------------------- --------------------------
Other comprehensive income (loss), net of taxes of
  ($1,715) in 1999 and $412 in 1998                                            (2,304)                   510
------------------------------------------------------------------- --------------------- --------------------------
Comprehensive income                                                             $ 594               $ 3,230
=================================================================== ===================== ==========================
Net income - before merger-related expenses                                     $2,972                $2,720
=================================================================== ===================== ==========================
Basic earnings per share                                                         $0.29                 $0.27
=================================================================== ===================== ==========================
Diluted earnings per share                                                       $0.29                 $0.27
=================================================================== ===================== ==========================
Basic earnings per share before merger-related
  expenses                                                                       $0.30                 $0.27
=================================================================== ===================== ==========================
Diluted earnings per share before merger-related
  expenses                                                                       $0.29                 $0.27
=================================================================== ===================== ==========================
Basic weighted-average number of shares outstanding                         10,064,712             9,998,366
=================================================================== ===================== ==========================
Diluted weighted-average number of shares outstanding                       10,105,033            10,089,348
=================================================================== ===================== ==========================

FCNB CORP AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 1999 and 1998

--------------------------------------------------------------------------------         --------           --------
(dollars in thousands)                                                                     1999               1998
--------------------------------------------------------------------------------         --------           --------
Cash flows from operating activities:
Net income (loss)                                                                        $  2,898           $  2,720
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                               788                619
  Provision for credit losses                                                                 408                170
  Provision for foreclosed properties                                                          --                 50
  Provision for deferred income taxes (benefits)                                               --                (92)
  Net premium amortization (discount accretion) on investment securities
     securities                                                                               110                (55)
  Accretion of net loan origination fees                                                     (351)              (240)
  Net securities gains (losses)                                                              (382)              (527)
  Net loss on sale of foreclosed properties                                                    37                 39
  Decrease (increase) in other assets                                                       1,872              1,133
  Decrease (increase) in loans held for sale(1)                                             1,321             (3,470)
  Increase (decrease in accrued interest and other liabilities                              3,157               (225)
--------------------------------------------------------------------------------         --------           --------
                  Net cash provided by operating activities                                 9,858                122
--------------------------------------------------------------------------------         --------           --------
Cash flow from investing activities:
   Proceeds from sales of investment securities - available for sale                        4,965              2,733
   Proceeds from maturities of investment securities - available for sale                  34,327             18,482
   Proceeds from maturities of investment securities - held to maturity                       424              4,105
   Purchases of investment securities - available for sale                                (26,010)           (23,043)
   Net decrease (increase) in loans                                                        (6,091)            (2,667)
   Purchases of bank premises and equipment                                                  (402)              (225)
   Proceeds from dispositions of bank premises and equipment                                   --                  1
   Purchase of foreclosed properties                                                          (59)               (21)
   Proceeds from dispositions of foreclosed properties                                        543                488
   Purchase of investments in bank-owned life insurance                                        --             (4,000)
--------------------------------------------------------------------------------         --------           --------
                  Net cash (used in) investing activities                                   7,697             (4,147)
--------------------------------------------------------------------------------         --------           --------
Cash flows from financing activities:
   Net increase (decrease in noninterest-bearing deposits, NOW accounts, money market accounts and savings accounts
   Net increase (decrease) in time deposits                                               (13,036)            17,753
   Net increase (decrease in short-term borrowings                                         (1,208)            (2,436)
   Proceeds from sale of stock                                                            (34,732)           (13,752)
   Dividend reinvestment plan                                                                  62                100
   Dividends paid                                                                             (15)                (8)
                                                                                           (1,559)            (1,005)
--------------------------------------------------------------------------------         --------           --------
                  Net cash provided by financing activities                               (50,488)               652
--------------------------------------------------------------------------------         --------           --------
Increase (decrease) in cash and cash equivalents                                          (32,933)            (3,373)
Cash and cash equivalents:
     Beginning of period                                                                   79,096             73,922
--------------------------------------------------------------------------------         --------           --------
                  End of period                                                          $ 46,163           $ 70,549
================================================================================         ========           ========


                                   (CONTINUED)

FCNB CORP AND SUBSIDIARY
Consolidated  Statements  of Cash Flows  (Unaudited)  For the three months ended
March 31, 1999 and 1998

                                                   (CONTINUED)

(dollars in thousands)                                                      1999               1998
----------------------------------------------------------------------     -------            -------
Supplemental disclosures
  Interest paid                                                            $11,732            $ 9,934
======================================================================     =======            =======
  Income taxes paid (refunds)                                              $    24            $ 1,585
======================================================================     =======            =======
Supplemental schedule of noncash investing and financing activities:
  Foreclosed properties acquired in settlement of loans                    $    --            $    --
   Seller financed disposition of property                                 $    --            $   725
  Surplus from stock option transactions                                   $    30            $     6
======================================================================     =======            =======


(1)  Loans held for sale are generally held for periods of ninety days or less.


FCNB CORP AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - The accompanying unaudited consolidated financial statements for FCNB Corp (the "Company") have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements have been prepared utilizing the interim basis of reporting and, as such, reflect all adjustments which are normal and recurring in nature and are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. The financial data for 1998 has been restated to include the effects of the acquisitions of Capital Bank, NA and Frederick Underwriters, Inc. in 1998, accounted for as a pooling of interests. Per share data has been restated for the effects of a four-for-three stock split effected in the form of a 33% stock dividend declared in July 1998 and paid in August 1998.

Note 2 - On March 12, 1999, the Company entered into an Agreement and Plan of Reorganization and Merger (the "Agreement") with First Frederick Financial Corporation, Frederick, Maryland ("First"), pursuant to which First would be merged (the "Merger) with the Company and First's wholly owned subsidiary, with the Company surviving the Merger, First Bank of Frederick would be merged into FCNB Bank, Frederick, Maryland, the Company's wholly-owned subsidiary bank (the "Bank"). The Merger is intended to be a tax-free transaction in which each share of First common stock will be converted into 1.0434 shares of FCNB Common Stock, and each outstanding option and warrant to purchase First Common Stock will be converted into the number of shares of FCNB Common Stock determined by (i) dividing the exercise price per share of such First Employee Option by 20.125, and (ii) subtracting such quotient (rounded to four decimal places) from the Conversion Ratio (1.0434), subject to adjustment in certain circumstances as set forth in the Agreement.

The Company anticipates that it will issue approximately 1,981,125 shares in connection with the transaction, subject to adjustment, for an aggregate deal value of approximately $37 million, based upon the closing price of FCNB Common Stock on March 12, 1999, the date of the Agreement. At February 28, 1999, First had total assets of approximately $118 million, deposits of $105 million, and total shareholders' equity of $8 million. It is anticipated that the merger will be accounted for as a pooling of interests. The Company anticipates that it will incur pretax one-time charges of approximately $2.7 million upon consummation of the merger. The consummation of the Merger remains subject to regulatory and shareholder approvals, and the satisfaction of a number of other conditions. The Company currently anticipates that the Merger would be consummated in the third quarter of 1999.

Note 3 - Investments: Using the criteria specified in Statement 115, the Company classifies its investments in debt and equity securities at March 31, 1999, and December 31, 1998, into two categories: held-to-maturity and available-for-sale.

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

As of March 31, 1999, the gross unrealized losses in the Company's investment portfolio were $61,000 in the held-to-maturity investment portfolio and $3.75 million in the available-for-sale investment portfolio compared to $46,000 and $2.17 million, respectively, as of December 31, 1998. As of March 31, 1999, the gross unrealized gains in the Company's investment portfolio were $445,000 in the held-to-maturity investment portfolio and $6.31 million in the available-for-sale investment portfolio compared to $470,000 and $8.46 million, respectively, as of December 31, 1998. Since the Company's held-to-maturity investment portfolio includes fixed rate investment securities that have below current market interest rates, the future operating results of the Company would be negatively impacted in an increasing rate environment. This reduction in net interest income would result because the cost of funding the Company's operations increases, while the income earned on the held-to-maturity portfolio remains constant.

The amortized cost and estimated fair value of securities classified as held-to-maturity at March 31, 1999, are as follows:

HELD-TO-MATURITY PORTFOLIO
------------------------------------------------------ -------------- -------------- -------------- --------------
                                                                          Gross          Gross
March 31, 1999                                           Amortized     Unrealized     Unrealized      Estimated
(dollars in thousands)                                     Cost           Gains         Losses       Fair Value
------------------------------------------------------ -------------- -------------- -------------- --------------
U. S. Treasury and other U.S. government
  agencies and corporations                                $11,003            $47          $ --        $11,050
State and political subdivision                              5,709            337             1          6,045
Mortgage-backed debt securities                              7,741             61            60          7,742
------------------------------------------------------ -------------- -------------- -------------- --------------
                                                           $24,453           $445           $61        $24,837
------------------------------------------------------ -------------- -------------- -------------- --------------

The amortized cost and estimated fair value of securities classified as available-for-sale at March 31, 1999, are as follows:

AVAILABLE-FOR-SALE-PORTFOLIO
------------------------------------------------------ -------------- -------------- -------------- --------------
                                                                          Gross          Gross
March 31, 1999                                           Amortized     Unrealized     Unrealized      Estimated
(dollars in thousands)                                     Cost           Gains         Losses       Fair Value
------------------------------------------------------ -------------- -------------- -------------- --------------
U. S. Treasury and other U.S. government agencies
and corporations                                          $155,370          $ 476        $1,461       $154,385
Corporate bonds                                             68,421            474           926         67,969
Mortgage-backed debt securities                            148,977            833           879        148,931
Equity securities                                           34,274          4,530           484         38,320
------------------------------------------------------ -------------- -------------- -------------- --------------
                                                          $407,042         $6,313        $3,750       $409,605
------------------------------------------------------ -------------- -------------- -------------- --------------

The gross realized gains on securities sold from the available-for-sale portfolio for the first three months of 1999 and 1998 are $382,000 and $525,000, respectively. There were no losses realized in the available-for-sale portfolio for the three months ended 1999 and 1998.

The amortized cost and estimated fair value of securities classified as held-to-maturity and available-for-sale at March 31, 1999, summarized by contractual maturity, are as follows:

                                                 Held-to-maturity                  Available-for-sale
---------------------------------------- ----------------- ---------------- ----------------- ----------------
March 31, 1999                            Amortized Cost   Estimated Fair    Amortized Cost   Estimated Fair
(dollars in thousands)                                          Value                              Value
---------------------------------------- ----------------- ---------------- ----------------- ----------------
Due in one year or less                         $ 723            $ 733            $18,041         $18,109
Due after one through five years               13,417           13,739             27,894          28,084
Due after five through ten years                  250              263            105,681         104,894
Due after ten years                             2,322            2,360             72,175          71,267
Mortgage-backed debt securities                 7,741            7,742            148,977         148,931
Equity securities                                  --               --             34,274          38,320
======================================== ================= ================ ================= ================
                                              $24,453          $24,837           $407,042        $409,605
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

The amortized cost and estimated fair value of securities classified as held-to-maturity at December 31, 1998, are as follows:

HELD-TO-MATURITY PORTFOLIO
---------------------------------------------- ------------- --------------- ---------------- -----------------
                                                                 Gross            Gross          Estimated
                                                Amortized      Unrealized      Unrealized           Fair
(Dollars in thousands)                             Cost          Gains           Losses            Value
---------------------------------------------- ------------- --------------- ---------------- -----------------
December 31, 1998
U.S. Treasury and other
U.S. government agencies
and corporations                                   $16,006            $48             $--          $16,054
State and political subdivisions                     5,670            357              --            6,027
Mortgage-backed debt securities                      8,369             65              46            8,388
---------------------------------------------- ------------- --------------- ---------------- -----------------
                                                   $30,045           $470             $46          $30,469
============================================== ============= =============== ================ =================

The amortized cost and estimated fair value of securities available-for-sale at December 31, 1998, are as follows:

AVAILABLE-FOR-SALE-PORTFOLIO
---------------------------------------------- ------------- --------------- ---------------- -----------------
                                                                 Gross            Gross          Estimated
                                                Amortized      Unrealized      Unrealized           Fair
(Dollars in thousands)                             Cost          Gains           Losses            Value
---------------------------------------------- ------------- --------------- ---------------- -----------------
December 31, 1998
U.S. Treasury and other
U.S. government agencies
and corporations                                  $141,965         $1,125           $ 249         $142,841
Mortgage-backed debt securities                    172,437          1,190             407          173,220
Corporate bonds                                     69,398          1,377           1,102           69,673
Equity securities                                   31,082          4,771             411           35,442
---------------------------------------------- ------------- --------------- ---------------- -----------------
                                                  $414,882         $8,463          $2,169         $421,176
============================================== ============= =============== ================ =================

Note 4 - Earnings per share ("EPS") are disclosed as basic and diluted. Basic EPS is generally computed by dividing net income by the weighted-average number of common shares outstanding for the period, whereas diluted EPS essentially reflects the potential dilution in basic EPS that could occur if other contracts to issue common stock were exercised. Per share amounts are based on the weighted-average number of shares outstanding during each year as follows:

                                                                  March 31,
--------------------------------------------------------- ------------- -------------
                                                              1999          1998
Basic EPS weighted-average shares outstanding               10,064,712     9,998,366
Effect of dilutive securities - stock options                   40,321        90,982
--------------------------------------------------------- ------------- -------------
Diluted EPS weighted-average shares outstanding             10,105,033    10,089,348
========================================================= ============= =============


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

Upon early termination of derivative instruments accounted for under the accrual method, the net proceeds received or paid are deferred, if material, in the accompanying consolidated balance sheets and amortized to the interest income or expense of the related asset or liability over the lesser of the remaining contractual life of the instrument or the maturity of the related asset or liability. At March 31, 1999, and December 31, 1998, there were no deferred gains or losses in the accompanying consolidated balance sheets arising from the termination of instruments qualifying for accrual accounting prior to maturity.

Note 6 - Comprehensive Income: The Company adheres to the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income, as defined by Statement 130, is the change in equity of a business enterprise during a reporting period from transactions and other events and circumstances from non-owner sources. In addition to an enterprise's net income, change in equity components under comprehensive income reporting would also include such items as the net change in unrealized gain or loss on available-for-sale securities and foreign currency translation adjustments. Statement 130 requires disclosure of comprehensive income and its components with the same prominence as the Company's other financial statements.

Note 7 - Long-Term Debt: The guaranteed preferred beneficial interests in the Company's subordinated debentures represent interests in 8.25% subordinated debentures ("Subordinated Debentures"), due July 31, 2028, issued by the Company to its subsidiary, FCNB Capital Trust, in connection with FCNB Capital's Cumulative Trust Preferred Securities (the "Preferred Securities"). The Subordinated Debentures and related payments are FCNB Capital's only assets.

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

Additionally, the Company's future financial performance may be adversely impacted by the inability of the Company to cause its information, communications and environmental systems to be capable of correctly recognizing and processing dates after December 31, 1999, ("Y2K Compliant") as currently anticipated, and in any event, prior to January 1, 2000. Factors which may cause actual results to differ from current Y2K Compliance plans include increased costs of achieving Y2K Compliance, delayed timeframes for implementing and testing Y2K Compliance measures, and delays by the Company's vendors in becoming Y2K Compliant, or the inability of such vendors to become Y2K Compliant prior to January 1, 2000. Additionally, the Company's performance may be adversely affected by the failure of its customers or governmental authorities to become Y2K Compliant prior to January 1, 2000. Because of these uncertainties and the assumptions on which statements in this document are based, actual future results may differ materially from those contemplated by such statements.

The following discussion and related financial data for the Company provides an overview of the financial condition and results of operations of the Company and its wholly-owned subsidiary, which is presented on a consolidated basis. The principal subsidiary of the Company is FCNB Bank. For the first three months, the Company reported earnings of $2.90 million in 1999 and $2.72 million in 1998. However, net income before specific one-time merger related costs was $2.97 million in 1999 compared to $2.72 million for the same period in 1998.

Return on average assets and return on average equity are key measures of earnings performance. Return on average assets measures the ability of a bank to utilize its assets in generating income. Annualized return on average assets for the three months ended March 31, 1999, was .93% compared to 1.02% for the same period in 1998, in each case before specific one-time merger related costs. The annualized return on average shareholders' equity, which measures the income earned on the capital invested, for the three months ended March 31, 1999, was 13.25% compared to 12.14% for the three months ended March 31, 1998, in each case before specific one-time merger related costs.

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

As of March 31, 1999, the Company reduced its federal funds sold position by $34.12 and used these funds to reduce the short-term borrowings. The deposit ended the quarter at $837.58 down $14.24, which is a normal occurrence in the first quarter of a new fiscal year.

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

Taxable equivalent net interest income for the first three months of 1999 totaled $10.63 million, increasing 6.9% from the $9.94 million recorded for the same period in 1998. The Company's average interest-earning assets for the three months ended March 31, 1999, increased 20.0%, to $1.18 billion, from $984 million for the three months ended March 31, 1998. This increase was primarily funded with a 21.5% increase in the Company's average interest-bearing liabilities.

The Company's net interest margin (taxable equivalent net interest income as a percent of average interest-earning assets) was 3.60% and 4.04% for the first quarter of 1999 and 1998, respectively. The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest-bearing liabilities. This spread decreased by 39 basis points in the first quarter of 1999 when compared to the same period in the prior year. The yield on earning assets dropped to 7.64% from 8.11%, while the rates paid on interest-bearing liabilities decreased 8 basis points to 4.53%.

The rate of interest earned on interest-earning assets and the rate paid on interest-bearing liabilities, while significantly affected by the actions taken by the Federal Reserve to control economic growth, are influenced by competitive factors within the Company's market. Competitive pressures during early 1999 and late 1998 for both loans and the funding sources needed to satisfy loan demand within the Company's market area caused its net interest spread to narrow. The management of the Company feels that the competitive pressures in this market will cause the net interest spread to continue to be under pressure during 1999. Therefore, the Company is currently pursuing operating efficiencies through improved technology and is evaluating new products and services in an effort to enhance its level of noninterest income. There can be no assurance that these benefits will be realized.

Noninterest Income

Noninterest income increased $898,000 (25.9%) for the three months ended March 31, 1999, when compared to the same period in 1998. This increase was partially attributable to the increase in service fee income of $314,000, which was due to an increase in the volume of deposit accounts maintained. Insurance commission income decreased in 1999 to $1.41 million from the $1.61 million realized in 1998. Security gains decreased in 1999 to $382,000 from the $525,000 realized in 1998. Gain on sale of loans increased to $266,000 in 1999 from $152,000 in 1998. The increase in other operating income includes approximately $384,000 attributable to the Company's bank-owned life insurance program that generates tax-exempt income to partially offset the cost of employee benefit programs.

The Company's management is committed to developing and offering innovative, market-driven products and services that will generate additional sources of noninterest income. However, the future results of any of these products or services cannot be predicted at this time.

Noninterest Expenses

Noninterest expenses, excluding merger related expenses, increased $956,000 (10.4%) for the first three months of 1999, when compared to the first three months of 1998.

Total salaries and employee benefits increased $543,000 (10.4%) over the first three months of 1999. The increase in salaries and employee benefits reflects general merit and cost-of-living adjustments, plus the additional staffing of the seven branches acquired from First Virginia in June 1998.

Occupancy expenses increased $285,000 (30.8%) and equipment expenses increased $174,000 (24.9%) over the first three months of 1999. The increase in occupancy expenses is primarily related to the branch acquisition mentioned above. The increase in equipment expenses is primarily associated with the additional depreciation expense incurred as a result of implementing new technology.

Other operating expenses decreased $46,000 (2.0%) compared to the first quarter of 1998.

Income Taxes

The Company's effective tax rates for the first three months of 1999 and 1998 were 32.3% and 32.9%, respectively. The Company's income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain loans, investment securities and the bank-owned life insurance program. Additionally, the Company derives income tax benefits from a subsidiary located in the state of Delaware that holds and manages a portion of its investment portfolio.

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

Selected information concerning the Company's recorded investment in impaired loans and related interest income are summarized as follows:

(dollars in thousands)
March 31,                                                                                1999      1998
-------------------------------------------------------------------------------------- --------- ----------
Impaired loans with specific allocation of allowance for credit losses                   $2,956     $3,384
Specific allocation of allowance for credit losses                                          977      1,059
Other impaired loans                                                                      4,575      1,232
Average recorded investment in impaired loans                                             7,571      3,605
Interest income recognized on impaired loans based on cash payments received                 42         99

Additional   information   concerning  the  Company's  recorded   investment  in
nonaccrual loans, for which impairment had not been recognized are as follows:

(dollars in thousands)
 March 31,                                                                                 1999        1998
-------------------------------------------------------------------------------------- ----------- -----------
 Nonaccrual loans                                                                         $638         $902
 Interest income not recognized due to loans in nonaccrual status                          (5)          19
-------------------------------------------------------------------------------------- ----------- -----------


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

The provision for credit losses is charged to income in an amount necessary to maintain the allowance at the level management believes is appropriate.

                                          March 31, 1999          March 31, 1998         December 31, 1999
------------------------------------- ----------------------- ------------------------ -----------------------
Allowance for credit losses                    $7,393                   $6,778                 $7,198
------------------------------------- ----------------------- ------------------------ -----------------------
% of  total  loans  net of  unearned
income                                          1.01%                    1.00%                  0.99%
------------------------------------- ----------------------- ------------------------ -----------------------
Nonaccrual loans                                8,169                    5,516                  6,419
Past due loans                                  1,065                      895                  1,571
------------------------------------- ----------------------- ------------------------ -----------------------
Nonperforming loans                             9,234                    6,411                  7,990
Foreclosed properties                           1,100                    2,332                  1,835
------------------------------------- ----------------------- ------------------------ -----------------------
Nonperforming assets                          $10,334                   $8,743                 $9,825
------------------------------------- ----------------------- ------------------------ -----------------------
Allowance   for  credit   losses  to
nonperforming loans                             80.1%                   105.7%                  90.1%
------------------------------------- ----------------------- ------------------------ -----------------------
Nonperforming assets to total assets            0.80%                    0.80%                  0.73%
------------------------------------- ----------------------- ------------------------ -----------------------

ALLOWANCE FOR CREDIT LOSSES

---------------------------------------------------------------- --------------------- ----------------------
                                                                  Three months ended        Year ended
                                                                    March 31, 1999       December 31, 1998
---------------------------------------------------------------- --------------------- ----------------------
Average total loans outstanding during period                            $ 721,045             $694,237
---------------------------------------------------------------- --------------------- ----------------------
Allowance at beginning of year                                              $7,198               $6,701
---------------------------------------------------------------- --------------------- ----------------------
Charge-offs:
   Real estate - construction                                                   --                   --
   Real estate - mortgage                                                       --                  177
   Commercial and agricultural                                                 226                  625
   Consumer                                                                     65                  878
---------------------------------------------------------------- --------------------- ----------------------
               Total charge-offs                                               291                1,680
---------------------------------------------------------------- --------------------- ----------------------
Recoveries:
   Real estate - construction                                                   --                   --
   Real estate - mortgage                                                       29                   50
   Commercial and agricultural                                                  19                  113
   Consumer                                                                     30                  244
---------------------------------------------------------------- --------------------- ----------------------
               Total recoveries                                                 78                  407
---------------------------------------------------------------- --------------------- ----------------------
Net charge-offs (recoveries)                                                   213                1,273
---------------------------------------------------------------- --------------------- ----------------------
Additions to allowance charged to operating expenses                           408                1,770
================================================================ ===================== ======================
Allowance at end of period                                                  $7,393               $7,198
================================================================ ===================== ======================
Ratio of net charge-offs to average total loans                               .03%                 .18%
================================================================ ===================== ======================









              ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES
--------------------------------------------- ------------- -------- ---------------- --------
Real estate - construction                          $ 882       14%       $ 926            16%
Real estate - mortgage                              3,076        59       3,616            59
Commercial and agricultural                         2,139        15       1,639            16
Consumer                                              257        12         337             9
Unallocated                                         1,039        --         680            --
============================================= ============= ======== ================ ========
Total Allowance                                   $7,393       100%      $7,198          100%
============================================= ============= ======== ================ ========


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

As of March 31, 1999, the Company had loans totaling $12.40 million that were current but as to which there are concerns as to the ability of the borrowers to comply with present loan repayment terms. While management of the Company does not anticipate any loss not previously provided for on these loans, changes in the financial condition of these borrowers may necessitate future modifications in their loan repayment terms.

At March 31, 1999, the Company had no concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

There were no other interest-bearing assets at March 31, 1999, classifiable as nonaccrual, past due, restructured or problem assets.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest Differentials

The following table shows average balances of asset and liability categories, interest income and paid, and average yields and rates for the periods indicated:

--------------------------------------------- -------------------------------------- --------------------------------------
                                                       Three months ended                     Three months ended
                                                         March 31, 1999                         March 31, 1998
                                              -------------------------------------- --------------------------------------
                                                Average      Interest     Average      Average      Interest     Average
                                                 Daily      Income(1)/     Yield/       Daily      Income(1)/     Yield/
(dollars in thousands)                          Balance        Paid         Rate       Balance        Paid         Rate
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
ASSETS
Interest-earning assets:
    Interest-bearing deposits                      $ 1,847        $  12      2.60%        $   935        $  11       4.71%
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
    Federal funds sold                              15,041          159        4.23        29,317          415        5.66
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
    Loans held for sale                              4,749          124       10.44         3,618           30        3.32
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
    Investment securities:
         Taxable                                   432,580        6,716        6.21       269,075        4,289        6.38
         Tax exempt                                  5,684          142        9.96         3,713           69        7.43
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
    Total investment securities                    438,264        6,858        6.26       272,788        4,358        6.39
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
    Loans(2)                                       721,045       15,416        8.55       677,117       15,136        8.94
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
    Total interest-earning assets                1,180,946       22,569        7.64       983,775       19,950        8.11
    Noninterest-earning assets                      98,659                                 82,235
    Net Effect of SFAS 115                           3,349                                  3,793
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
         Total assets                           $1,282,954                             $1,069,803
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
     Interest-bearing deposits                    $703,398      $ 7,193       4.09%      $640,232        6,871       4.29%
     Other short-term borrowings                   310,932        3,906      5.02         227,774        3,139        5.51
      Long-term debt                                40,250          844      8.39              --           --          --
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
Total interest bearing liabilities               1,054,580       11,943      4.53         868,006       10,010        4.61
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
Noninterest-bearing deposits                       126,005                                102,960
Noninterest-bearing liabilities                     12,651                                  9,229
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
         Total liabilities                       1,193,236                                980,195
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
Shareholders' equity                                86,369                                 85,815
Net effect of unrealized gains (losses)
 on securities available for sale                    3,349                                  3,793
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
         Total shareholders' equity                 89,718                                 89,608
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
         Total liabilities and shareholders'
             equity                             $1,282,954                             $1,069,803
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
Net interest income                                             $10,626                                 $9,940
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
Net interest spread                                                           3.11%                                  3.50%
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
Net interest margin                                                           3.60%                                  4.04%
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------


1 Taxable equivalent adjustments of $70,000 for 1999 and $24,000 for 1998 are included in the interest income for total interest-earning assets.

2 Nonaccruing loans, which include impaired loans, are included in the average balances. Net loan fees included in interest income totaled $187,000 in 1999, and $402,000 in 1998.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/liability management involves the funding and investment strategies necessary to maintain an appropriate balance between interest sensitive assets and liabilities. It also involves providing adequate liquidity while sustaining stable growth in net interest income. Regular review and analysis of deposit and loan trends, cash flows in various categories of loans, and monitoring of interest spread relationships are vital to this process.

The conduct of our banking business requires that we maintain adequate liquidity to meet changes in the composition and volume of assets and liabilities due to seasonal, cyclical or other reasons. Liquidity describes the ability of the Company to meet financial obligations that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the customers of the Company, as well as for meeting current and future planned expenditures. This liquidity is typically provided by the funds received through customer deposits, investment maturities, loan repayments, borrowings, and income. Management considers the current liquidity position to be adequate to meet the needs of the Company and its customers.

The Company seeks to limit the risks associated with interest rate fluctuations by managing the balance between interest sensitive assets and liabilities. Managing to mitigate interest rate risk is, however, not an exact science. Not only does the interval until repricing of interest rates on assets and liabilities change from day to day as the assets and liabilities change, but for some assets and liabilities, contractual maturity and the actual maturity experienced are not the same. For example, mortgage-backed securities may have contractual maturities well in excess of five years but, depending upon the interest rate carried by the specific underlying mortgages and the current prevailing rate of interest, these securities may be repaid in a shorter time period. Accordingly, mortgage-backed securities and collateralized mortgage obligations that have average stated maturities in excess of five years are evaluated as part of the asset/liability management process using their expected average lives due to anticipated prepayments. Loans held for sale which have a contracted maturity of five to thirty years are included in the one year or less time frame since they are available to be sold at any time and are carried at the lower of cost or fair value.

Interest rate sensitivity is an important factor in the management of the composition and maturity configurations of the Company's earning assets and funding sources. An Asset/Liability Committee manages the interest rate sensitivity position in order to maintain an appropriate balance between the maturity and repricing characteristics of assets and liabilities that is consistent with the Company's liquidity analysis, growth, and capital adequacy goals. The Company sells fixed-rate real estate loans in the secondary mortgage market. The Company believes that by selling certain loans rather than retaining them in its portfolio, it is better able to match the maturities or repricing of interest sensitive assets to interest sensitive liabilities. It is the objective of the Asset/Liability Committee to maximize net interest margins during periods of both volatile and stable interest rates, to attain earnings growth, and to maintain sufficient liquidity to satisfy depositors' requirements and meet credit needs of customers.

As noted, the Company assumes a degree of interest rate risk as a provider of banking services to its customers. This risk can be reduced through derivative interest rate contracts, such as interest rate swaps. At March 31, 1999, the Company had one outstanding interest rate swap instrument which is used to convert certain fixed rate assets to variable rates as part of its interest rate risk management strategy. Because financial derivatives typically do not have actual principal dollars transferred between the parties, notional principal amounts are used to express the volume of such transactions. However, the notional amount of derivative contracts does not represent direct credit exposure, which the Company believes is a combination of current replacement cost of those instruments with a positive market value plus an amount for prospective market movement. The Company has established policies governing derivative activities, and the counterparties used by the Company are considered high quality credit risks. There were no past due amounts or reserves for possible derivative credit losses at March 31, 1999, nor has the Company experienced any charge-offs related to the credit risk of derivative transactions.

The notional amount of the Company's interest rate swap was $10.0 million at March 31, 1999. This instrument matures in November 2004.

The Company employs computer model simulations for monitoring interest rate sensitivity. Interest rate risk ("IRR") management has various sources and it is not simply the risk from rates rising and falling. In fact, there are four sources of IRR: repricing risk, basis risk, yield curve risk, and option risk. Gap modeling only focuses on repricing risk. Income simulations that incorporate cash flow analyses: (1) measure the size and direction of interest rate exposure under a variety of interest rate and yield curve shape scenarios; (2) provides the opportunity to capture all critical elements such as volume, maturity dates, repricing dates, prepayment volumes, and hidden options such as caps, floors, puts, and calls; (3) utilizes the data to clearly focus attention on critical variables; (4) are dynamic; and

(5) reflect changes in prevailing interest rates which affect different assets and liabilities in different ways. These simulations are run on a monthly basis using an interest rate ramping technique to determine the effects on the Company's net interest income, assuming a gradual increase or decrease in interest rates. The Company has an interest rate risk management policy that limits the amount of deterioration in net interest income, associated with an assumed interest rate shock of +/-100, +/-200, and +/-300 basis points change in interest rates, to no more than 7.5% (+/-100), 10.0% (+/-200), and 12.5%
(+/-300) of net interest income. The model results as of March 31, 1999 are as follows:

                                        Change in Interest Rate Assumption
------------------------------------ ------------ ----------- ----------- ------------ ----------- -----------
(dollars in thousands)                    +100bp      +200bp      +300bp       -100bp      -200bp      -300bp
------------------------------------ ------------ ----------- ----------- ------------ ----------- -----------
Net interest income-increase
(decrease)                              $(1,298)    $(2,854)    $(3,931)       $1,242      $2,385      $2,960
Net interest income - % change            (3.16)      (6.95)      (9.57)         3.02        5.81        7.20
------------------------------------ ------------ ----------- ----------- ------------ ----------- -----------


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

Upon early termination of derivative instruments accounted for under the accrual method, the net proceeds received or paid are deferred, if material, in the accompanying consolidated balance sheets and amortized to the interest income or expense of the related asset or liability over the lesser of the remaining contractual life of the instrument or the maturity of the related asset or liability. At March 31, 1999, and December 31, 1998, there were no deferred gains or losses in the accompanying consolidated balance sheets arising from the termination of instruments qualifying for accrual accounting prior to maturity.

CAPITAL RESOURCES

The following table shows the risk-based capital and the leverage ratios for the Company as of March 31, 1999:

                                                                        To Be Well
                                                                        For Capital               Capitalized Under
                                                 Actual               Adequacy Purposes           Prompt Corrective
                                                                                                     Action Provisions:
---------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                   Amount        Ratio         Amount         Ratio          Amount         Ratio
---------------------------------------------------------------------------------------------------------------------------
As of March 31, 1999:

Total Capital
  (to Risk-Weighted Assets):
    FCNB Corp                           $132,438       14.45%        $73,343        8.00%            N/A            N/A
    FCNB Bank                           $102,566       11.40%        $71,946        8.00%         89,933          10.00%


Tier I Capital
  (To Risk-Weighted Assets):
    FCNB Corp                           $112,307       12.25%        $36,671        4.00%            N/A            N/A
    FCNB Bank                           $ 95,010       10.56%        $35,973        4.00%        $53,960           6.00%


Tier I Capital
  (To Average Assets):
    FCNB Corp                           $112,307        8.81%        $38,231        3.00%            N/A            N/A
    FCNB Bank                           $ 95,010        7.57%        $37,651        3.00%        $62,752           5.00%


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


YEAR 2000

The Year 2000 problem involves computer processing problems and failures arising from the fact that some existing computer programs use only the last two digits to refer to a year, and therefore do not properly recognize a year that begins with "20" instead of "19". This section will highlight how the Company is currently addressing its business areas which may be affected by the Year 2000 problem.


YEAR 2000 READINESS PLANNING

The Company has prepared a Year 2000 plan which includes contacting all of the software vendors that maintain the computer programs that the Company relies upon. As of March 31, 1999, the Company has performed risk assessments of funds providers, funds takers, fiduciary activities and systems and has assessed the Year 2000 preparedness of suppliers of data processing services to the Company. The Company's primary supplier of data processing services also has adopted a Year 2000 readiness plan and timetable to make the changes necessary for it to provide services in the Year 2000, and has provided written assurances to the Company of its progress. That supplier has been examined for Y2K readiness by federal bank examiners. The Company is also monitoring the progress of its other suppliers of data processing services.

As of March 31, 1999, the Company has implemented its customer awareness program which includes communications of Y2K readiness efforts through statement stuffers, direct mailings, brochures, newspaper and television advertisements, letters and our internet site. The Company has additionally assessed the Year 2000 preparedness of its large customers and has contacted large commercial loan and deposit customers to determine their readiness.

As of March 31, 1999, the Company was in the process of testing and implementing necessary changes in hardware and software. At this time, most of these changes in hardware and software have been tested. The Company will continue to evaluate its systems throughout the remainder of 1999. Additional steps must be taken to achieve Y2K compliance.

The Company is in the banking industry, which is heavily regulated. The Company's primary regulator is the Federal Reserve Bank. The Company is on track to be in compliance with all Federal Reserve regulations related to the Year 2000 issue.


YEAR 2000 RELATED COSTS

Since many of the programs used by the Company are "off-the-shelf" as compared to "highly customized," the cost to address Year 2000 related issues for these programs will not be as high as the costs for other companies that rely more on "highly customized" software. The Company has a budget for software, hardware and consulting costs of approximately $500,000. As of March 31, 1999, the Company has expended $66,000 for these costs in 1999, and $149,000 in 1998 for the year. The Company estimated it will incur an additional $184,000 in costs in 1999. The Company estimates these costs will be made up of hardware and software upgrades, consultant fees, human resources, and testing fees. This area is changing very rapidly and the actual costs incurred by the Company may differ from what has been anticipated.


YEAR 2000 RELATED RISKS

An estimation of the efforts of the Company in addressing the Year 2000 issue in a successful and timely manner depends to a large extent, in addition to the Company's own effort, on the efforts of the Company's data processing service provider as well as the technology and services of other service providers. The failure of the Company, its principal data processing provider, its customers, or of other service providers, including utilities and government agencies, to be Year 2000 compliant in a timely manner could have a negative impact on the Company's business, including but not limited to an inability to provide accurate processing of customer transactions, and delays in loan collection practices. The Company's belief that it, and its primary suppliers of data processing services, will achieve Year 2000 compliance, are based on a number of assumptions and on statements made by third parties, involve events and actions which may be beyond the control of the Company, and are subject to uncertainty. While the Company has been making efforts to prepare those items under its control, it is not able to predict the effects, if any, of the public's reaction to the Year 2000 on the Company, financial markets or society in general.


CONTINGENCY PLANNING

The Company has in place a Disaster Recovery Plan for its computer operations facility and a business resumption plan for its various departments. This Disaster Recovery Plan provides for mission-critical and support operations to be conducted at our off-site disaster recovery facility. The mission-critical systems will have been tested at the Disaster Recover site; therefore in the event the Company cannot perform its own core business processes, the existing FCNB Bank Disaster Recovery Plan would be followed in order to continue operations.


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          No. 11 Statement Regarding Computation of Per Share Earnings

          No. 27 Financial Data Schedule

     (b)  Report on Form 8-K.

          FILED ON JANUARY 21, 1999:

          On November 20, 1998, the Company completed its acquisition of Capital Bank, N.A. ("Capital"), by means of a stock-for-stock exchange of shares accounted for as a pooling of interests. The Securities and Exchange Commission, in its Accounting Series Release No. 135, prohibits affiliates of all parties to a transaction accounted for as a pooling of interests from selling any shares received in the transaction until at least 30 days of post merger combined results have been published.

          Accordingly, the Company filed an unaudited consolidated balance sheet for the Company, including Capital, as of December 31, 1998, and the related unaudited consolidated statement of income for the one-month period then ended. Also, included in the combined entities operating results were specific one-time merger related charges in the aggregate of $1.66 million: (1) salaries and employee benefits associated with change-in-control payments of approximately $632,000 or $382,00 after taxes, (2) professional and advisory fees of $607,000 which are not tax deductible, and (3) other costs of approximately $421,000.


          FILED ON JANUARY 28, 1999:

          The Company announced that it has restated fourth quarter 1998 and full year 1998 earnings as a result of one-time, additional charge of $1.75 million ($0.17 per share) for income taxes relating to its 1996 merger with Laurel Bancorp, Inc. ("Laurel"). The Company had been notified by the Internal Revenue Service (The Service) that the Service has taken under review the company's treatment of an income tax reserve for bad debts relating to the company's 1996 acquisition of Laurel and its subsidiary thrift. As a result of the reserve accrual, reported earnings for the fourth quarter have been restated as a loss of $252,000, or $0.03 per basic share; 1998 earnings have been restated as $8.06 million, or $0.80 per basic share. Core earnings of $2.8 million, or $0.28 per basic share, and $11.2 million, or $1.12 per basic share, for the quarter and year, respectively, remain unchanged.


          FILED FEBRUARY 24, 1999:

          On December 31, 1998, the Company completed its acquisition of Frederick Underwriters, Inc. and its affiliated companies ("Underwriters") by means of a stock-for-stock exchange of shares accounted for as a pooling of interests. The Securities and Exchange Commission, in its Accounting Series Release No. 135, prohibits affiliates of all parties to a transaction accounted for as a pooling of interests from selling any shares received in the transaction until at least 30 days of post merger combined results have been published.

          In accordance with the acquisition, filed was the unaudited consolidated balance sheet for the Company, including Underwriters, as of January 31, 1999, and the related unaudited consolidated statement of income and comprehensive income for the one-month period then ended.


          FILED MARCH 16, 1999:

          The  Company  announced a  definitive  agreement  through  which First
          Frederick Financial Corp. and its wholly-owned banking subsidiary, First Bank of Frederick, will merge with and into the Company and its wholly-owned banking subsidiary FCNB Bank, both headquartered in Frederick, Maryland. The merger is valued at approximately $37 million based on closing stock prices as of March 11, 1999. Through First Bank of Frederick, First Frederick Financial operates 6 full-service banking offices and had $123 million in assets as of December 31, 1998.

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

                           FCNB CORP
                           (Registrant)

    May 14, 1999           By: /s/ A. Patrick Linton
                              -----------------------------------------------
                              A. Patrick Linton,
                              President, Chief Executive Officer and Director





    May 14, 1999           By: /s/ Mark A. Severson
                              -----------------------------------------------
                              Mark A. Severson
                              Senior Vice President and Treasurer