Form 10-Q
period 1999-07-30
FCNB CORP
filed 1999-08-13
CIK 803644

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended                       Commission file number
         June 30, 1999                                 015645

                                    FCNB Corp
             (Exact name of registrant as specified in its charter)


            MARYLAND                                     52-1479635
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

   7200 FCNB Court, Frederick, Maryland                    21703
 (Address of principal executive offices)                (Zip Code)

  Registrant's telephone number, including area code: (301) 6622191

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $1 par value per share, 10,077,953 shares outstanding as of July 31, 1999.

================================================================================

PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements

FCNB CORP AND SUBSIDIARY



Consolidated Balance Sheets                                               (Unaudited)               (Unaudited)
(dollars in thousands, except per share amounts)                         June 30, 1999           December 31, 1998
------------------------------------------------                         -------------           -----------------
ASSETS
Cash and due from banks                                                       $ 28,470                  $ 30,500
Interest-bearing deposits in other banks                                           758                     1,334
Federal funds sold                                                              28,739                    47,262
                                                                            ----------                ----------

        Cash and cash equivalents                                               57,967                    79,096
                                                                            ----------                ----------
Loans held for sale                                                              4,135                     5,087
                                                                            ----------                ----------
Investment securities held to maturity at amortized
     cost-fair value of $23,834 in 1999 and $30,469

      in 1998                                                                   23,764                    30,045
Investment securities available for sale-at fair value                         402,808                   421,176
                                                                            ----------                ----------
Loans                                                                          761,799                   727,589
Less:   Allowance for credit losses                                            (7,616)                   (7,198)
        Unearned income                                                           (12)                      (23)
                                                                            ----------                ----------
        Net loans                                                              754,171                   720,368
                                                                            ----------                ----------
Bank premises and equipment                                                     24,751                    25,280
Other assets                                                                    60,327                    56,172
                                                                            ----------                ----------
        Total assets                                                        $1,327,923                $1,337,224
                                                                            ==========                ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:

     Noninterest-bearing deposits                                            $ 142,811                 $ 139,320
     Interest-bearing deposits                                                 725,981                   712,499
                                                                            ----------                ----------
        Total deposits                                                         868,792                   851,819
                                                                            ----------                ----------
Short-term borrowings:

     Federal funds purchased and securities sold
     under agreements to repurchase                                             77,442                    92,287
     Other short-term borrowings                                               243,131                   248,155
 Long-term debt:
     Guaranteed preferred beneficial interests
     in the Company's subordinated debenture                                    40,250                    40,250
Accrued interest and other liabilities                                          12,038                    14,103
                                                                            ----------                ----------
        Total liabilities                                                    1,241,653                 1,246,614
                                                                            ----------                ----------
SHAREHOLDERS' EQUITY

Preferred stock, per share par value $1.00;

   1,000,000 shares authorized; none outstanding                                    --                        --
Common stock, per share par value $1.00;
   20,000,000 shares authorized:  10,077,953
   shares in 1999 and 10,060,714 shares in 1998

   issued and outstanding                                                       10,078                    10,061
Capital surplus                                                                 46,691                    46,597
Retained earnings                                                               32,769                    30,082
Accumulated other comprehensive income                                         (3,268)                     3,870
                                                                            ----------                ----------
        Total shareholders' equity                                              86,270                    90,610
                                                                            ----------                ----------
        Total liabilities and shareholders' equity                          $1,327,923               $ 1,337,224
                                                                            ==========               ===========

FCNB CORP AND SUBSIDIARY
Consolidated Statements of Income and Comprehensive Income (Unaudited)

                                                                  For the 3 months ended             For the 6 months ended
                                                                ------------------------------   --------------------------------

(dollars in thousands, except per share amounts)                 June 30, 1999     June 30, 1998    June 30, 1999     June 30, 1998
------------------------------------------------                 -------------     -------------    -------------     -------------
Interest income:

       Interest and fees on loans                                     $16,121          $15,570           $31,641          $30,712
       Interest and dividends on investment securities:
           Taxable                                                      6,033            4,405            12,380            8,458
           Tax exempt                                                      92               80               184              149
           Dividends                                                      398              250               767              486
       Interest on federal funds sold                                     189              336               348              751
       Other interest income                                               22               23                34               34
                                                                      -------          -------           -------          -------
           Total interest income                                       22,855           20,664            45,354           40,590
                                                                      -------          -------           -------          -------
Interest expense:

       Interest on deposits                                             7,315            7,053            14,508           13,924
       Interest on federal funds purchased and securities
          sold under agreements to repurchase                             646              727             1,379            1,581
       Interest on other short-term borrowings                          3,068            2,548             6,241            4,833
         Interest on long-term debt                                       845               --             1,689               --
                                                                      -------          -------           -------          -------
           Total interest expense                                      11,874           10,328            23,817           20,338
                                                                      -------          -------           -------          -------
Net interest income                                                    10,981           10,336            21,537           20,252
Provision for credit losses                                               300              400               708              570
                                                                      -------          -------           -------          -------
Net interest income after provision for credit losses                  10,681            9,936            20,829           19,682
                                                                      -------          -------           -------          -------
Noninterest income:

        Service fees                                                   1,214              937             2,439            1,848
        Insurance commissions                                          1,482            1,230             2,893            2,885
        Net securities gains                                             264              163               646              688
        Gain on sale of loans                                            187              180               453              332
        Income from bank-owned life insurance                            387              309               771              513
        Other operating income                                           886              733             1,577              747
                                                                      -------          -------           -------          -------
           Total noninterest income                                     4,420            3,552             8,779            7,013
                                                                      -------          -------           -------          -------
Noninterest expenses:

       Salaries and employee benefits                                   5,998            5,145            11,740           10,344

       Occupancy expenses                                               1,260              924             2,471            1,850
       Equipment expenses                                                 896              748             1,769            1,447
       Merger-related expenses                                             50               49               172               53
       Other operating expenses                                         2,418            2,352             4,698            4,678
                                                                        -----            -----             -----            -----
           Total noninterest expenses                                  10,622            9,218            20,850           18,372
                                                                        -----            -----             -----            -----
Income before provision for income taxes                                4,479            4,270             8,758            8,323
       Income tax expense                                               1,482            1,407             2,863            2,740
                                                                        -----            -----             -----            -----
Net income                                                              2,997            2,863             5,895            5,583
                                                                        -----            -----             -----            -----

Other  comprehensive   income loss,   net  of  tax:
     Unrealized  gains  (loss) on securities:

           Unrealized holding gains (losses) arising during period,
           net of taxes of ($3,178), $9, ($4,749) and
           $89, respectively                                          (4,674)              64            (6,740)             895
           Less: reclassification adjustment for gain
           (losses) included in net income, net of taxes of
           $104, $64, $248 and $268, respectively.                       160               99               398              420


FCNB CORP AND SUBSIDIARY
Consolidated Statements of Income and Comprehensive Income (Unaudited)

                                                             (Continued)


Other comprehensive income loss, net of taxes of ($3,074), ($55),
($4,501) and $357, respectively                                        (4,834)             (35)           (7,138)              475
                                                                    ----------       ----------        ----------       ----------
Comprehensive income                                                  $(1,837)           $2,828          $(1,243)           $6,058
                                                                    ----------       ----------        ----------       ----------
Net income - before merger-related expenses                             $3,057           $2,898            $6,029           $5,618
                                                                    ----------       ----------        ----------       ----------
Basic earnings per share (Note 4)                                        $0.30            $0.29             $0.59            $0.56
                                                                    ----------       ----------        ----------       ----------
Diluted earnings per share (Note 4)                                      $0.29            $0.28             $0.58            $0.55
                                                                    ----------       ----------        ----------       ----------
Basic earnings per share before merger-related expenses (Note 4)         $0.30            $0.29             $0.60            $0.56
                                                                    ----------       ----------        ----------       ----------
Diluted earnings per share before merger-related expenses (Note 4)       $0.30            $0.29             $0.60            $0.56
                                                                    ----------       ----------        ----------       ----------
Basic weighted-average number of shares outstanding (Note 4)        10,074,296       10,024,183        10,069,504       10,011,274
                                                                    ----------       ----------        ----------       ----------
Diluted weighted-average number of shares outstanding (Note 4)      10,107,953       10,122,880        10,106,568       10,106,221
                                                                    ----------       ----------        ----------       ----------

FCNB CORP AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 1999 and 1998

(dollars in thousands)                                                                        1999                  1998
                                                                                              ----                  ----
Cash flows from operating activities:

Net income                                                                                    $ 5,895                $5,583
       Adjustments to reconcile net income to net cash provided by operating activities:

       Depreciation and amortization                                                           1,554                 1,284
       Provision for credit losses                                                               708                   570
       Provision for foreclosed properties                                                        45                    50
       Deferred income taxes (benefits)                                                         (436)                  (41)
       Net premium amortization (discount accretion) on investment securities                    268                  (116)
       Accretion of net loan origination fees                                                   (680)                 (504)
       Net securities gains                                                                     (646)                 (688)
       Net loss on sale of foreclosed properties                                                  34                    23
       Decrease (increase) in other assets                                                      (163)               (2,572)
       Decrease (increase) in loans held for sale (1)                                            952                (3,036)
       Increase (decrease) in accrued interest and other liabilities                          (2,065)                  346
                                                                                             -------              --------
                           Net cash provided by operating activities                           5,466                   899
                                                                                             -------              --------
Cash flows from investing activities:

       Proceeds from sales of investment securities - available for sale                        8,313                 6,516
       Proceeds from maturities of investment securities - available for sale                  55,799                39,541
       Proceeds from maturities of investment securities - held to maturity                     6,157                 9,523
       Purchases of investment securities -  held to maturity                                      --               (1,349)
       Purchases of investment securities - available for sale                               (56,880)             (121,093)

       Net decrease (increase) in loans                                                      (33,831)              (18,498)
       Purchases of bank premises and equipment                                                 (843)               (1,492)
       Proceeds from dispositions of bank premises and equipment                                   --                     1
       Purchase of foreclosed properties                                                         (60)                  (21)
       Proceeds from dispositions of foreclosed properties                                        742                 1,008
       Purchase of investments in bank-owned life insurance                                        --               (8,000)
                                                                                             -------              --------
                           Net cash (used in) investing activities                           (20,603)              (93,864)

FCNB CORP AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 1999 and 1998

                                                               Continued


Cash flows from financing activities:
       Net increase (decrease) in noninterest-bearing deposits, NOW accounts,
money market account and savings accounts                                                      18,942                52,408
       Net increase (decrease) in time deposits                                               (1,969)                17,387
       Net increase (decrease) in short-term borrowings                                      (19,869)                34,602
       Proceeds from sale of stock                                                               113                   256
       Repurchase of common stock                                                                 --                    --
       Dividend reinvestment plan                                                                (38)                  (17)
       Dividends paid                                                                         (3,171)               (2,070)
                                                                                             -------                 ------
                           Net cash provided by financing activities                          (5,992)               102,566
                                                                                             -------                 ------
Increase (decrease) in cash and cash equivalents                                             (21,129)                 9,601
Cash and cash equivalents:
       Beginning of period                                                                     79,096                73,922
                                                                                             -------                 ------
                           End of period                                                      $57,967               $83,523
                                                                                             =======                  =====


FCNB CORP AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited) continued For the six months ended June 30, 1999 and 1998



(dollars in thousands)                                                    1999          1998
                                                                          ----          ----
Supplemental disclosures
  Interest paid                                                           $23,825      $20,122
                                                                          =======      =======
  Income taxes paid                                                        $1,530       $3,769
                                                                          =======      =======
Supplemental schedule of noncash investing and financing activities:

  Foreclosed properties acquired in settlement of loans                        --         $176
  Seller financed disposition of property                                      --         $725
  Surplus from stock option transactions                                      $47         $ 26
                                                                          =======      =======

(1) Loans held for sale are generally held for periods of ninety days or less.

FCNB CORP AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Note 1 The accompanying unaudited consolidated financial statements for FCNB Corp (the "Company") have been prepared in accordance with the instructions for Form 10Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements have been prepared utilizing the interim basis of reporting and, as such, reflect all adjustments which are normal and recurring in nature and are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. The financial data for 1998 has been restated to include the effects of the acquisitions of Capital Bank, NA and Frederick Underwriters, Inc. in 1998, accounted for as a pooling of interests. Per share data has been restated for the effects of a four-for-three stock split effected in the form of a 33% stock dividend declared in July 1998 and paid in August 1998.

Note 2 - On March 12, 1999, the Company entered into an Agreement and Plan of Reorganization and Merger (the "Agreement") with First Frederick Financial Corporation, Frederick, Maryland ("First"), pursuant to which First would be merged (the "Merger) with the Company, with the Company surviving the Merger, and First's wholly owned subsidiary, First Bank of Frederick, would be merged into FCNB Bank, Frederick, Maryland, the Company's wholly-owned subsidiary bank (the "Bank") with the Bank surviving the merger. The Merger is intended to be a tax-free transaction in which each share of First common stock will be converted into 1.0434 shares of FCNB Common Stock, and each outstanding option and warrant to purchase First Common Stock will be converted into the number of shares of FCNB Common Stock determined by (i) dividing the exercise price per share of such First option or warrant by 20.125, and (ii) subtracting such quotient (rounded to four decimal places) from the Conversion Ratio (1.0434), subject to adjustment in certain circumstances as set forth in the Agreement.

The Company anticipates that it will issue approximately 1,981,125 shares in connection with the transaction, subject to adjustment, for an aggregate deal value of approximately $37 million, based upon the closing price of FCNB Common Stock on March 12, 1999, the date of the Agreement. At June 30, 1999, First had total assets of approximately $114 million, deposits of $99 million, and total shareholders' equity of $9 million. It is anticipated that the merger will be accounted for as a pooling of interests. The Company anticipates that it will incur pretax one-time charges of approximately $2.7 million upon consummation of the merger. The consummation of the Merger remains subject to shareholder approvals, and the satisfaction of a number of other conditions. The Company currently anticipates that the Merger would be consummated in the third quarter of 1999.

Note 3 - Investments: Using the criteria specified in Statement 115, the Company classifies its investments in debt and equity securities at June 30, 1999, and December 31, 1998, into two categories: held-to-maturity and available-for-sale.

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

As of June 30, 1999, the gross unrealized losses in the Company's investment portfolio were $238,000 in the held-to-maturity investment portfolio and $10.47 million in the available-for-sale investment portfolio compared to $46,000 and $2.17 million, respectively, as of December 31, 1998. As of June 30, 1999, the gross unrealized gains in the Company's investment portfolio were $308,000 in the held-to-maturity investment portfolio and $5.12 million in the available-for-sale investment portfolio compared to $470,000 and $8.46 million, respectively, as of December 31, 1998. Since the Company's held-to-maturity investment portfolio includes fixed rate investment securities that have below current market interest rates, the future operating results of the Company would be negatively impacted in an increasing rate environment. This reduction in net interest income would result because the cost of funding the Company's operations increases, while the income earned on the held-to-maturity portfolio remains constant.

The amortized cost and estimated fair value of securities classified as held-to-maturity at June 30, 1999, are as follows:

HELD-TO-MATURITY PORTFOLIO

                                                                           Gross          Gross
June 30, 1999                                             Amortized     Unrealized     Unrealized      Estimated
(dollars in thousands)                                      Cost           Gains         Losses       Fair Value
                                                     -------------- -------------- -------------- --------------
U. S. Treasury and other U.S. government
  agencies and corporations                                $ 11,001            $19          $ --        $11,020
State and political subdivision                               5,748            243            42          5,949
Mortgage-backed debt securities                               7,015             46           196          6,865
                                                     -------------- -------------- -------------- --------------
                                                            $23,764           $308          $238        $23,834
                                                     ============== ============== ============== ==============

The amortized cost and estimated fair value of securities classified as available-for-sale at June 30, 1999, are as follows:


AVAILABLE-FOR-SALE-PORTFOLIO
                                                                           Gross          Gross
June 30, 1999                                             Amortized     Unrealized     Unrealized      Estimated
(dollars in thousands)                                      Cost           Gains         Losses       Fair Value
                                                     -------------- -------------- -------------- --------------
U. S. Treasury and other U.S. government agencies and
corporations                                               $165,549          $ 189        $4,582       $161,156
Corporate bonds                                              67,243            469         1,928         65,784
Mortgage-backed debt securities                             141,098            432         3,249        138,281
Equity securities                                            34,263          4,031           707         37,587
                                                     ============== ============== ============== ==============
                                                           $408,153         $5,121       $10,466       $402,808
                                                     ============== ============== ============== ==============

The gross realized gains on securities sold from the available-for-sale portfolio for the first six months of 1999 and 1998 are $646,000 and $688,000, respectively. There were no losses realized in the available-for-sale portfolio for the six months ended 1999 and 1998.

The  amortized  cost and  estimated  fair  value  of  securities  classified  as
held-to-maturity  and   available-for-sale  at  June  30,  1999,  summarized  by
contractual maturity, are as follows:

                                                   Held-to-maturity                  Available-for-sale
                                           ---------------------------------- ----------------------------------
June 30, 1999                              Amortized        Estimated Fair     Amortized          Estimated Fair
(dollars in thousands)                       Cost                Value            Cost               Value
                                           ---------        --------------     ---------          --------------
Due in one year or less                          $ 740             $ 739           $34,978          $35,006
Due after one through five years                13,437            13,683            22,028           21,976
Due after five through ten years                   501               517           106,515          102,362
Due after ten years                              2,071             2,030            69,271           67,596
Mortgage-backed debt securities                  7,015             6,865           141,098          138,281
Equity securities                                   --                --            34,263           37,587
                                                ======            ======            ======           ======
                                               $23,764           $23,834          $408,153         $402,808
                                                ======            ======            ======           ======

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

The amortized cost and estimated fair value of securities classified as held-to-maturity at December 31, 1998, are as follows:

HELD-TO-MATURITY PORTFOLIO

                                                                  Gross           Gross           Estimated
                                                  Amortized     Unrealized       Unrealized          Fair
(Dollars in thousands)                              Cost           Gains           Losses            Value
                                                    ----           -----           ------            -----
December 31, 1998
U.S. Treasury and other
U.S. government agencies                            $16,006           $48              $--         $16,054
and corporations
State and political subdivisions                      5,670           357               --           6,027
Mortgage-backed debt securities                       8,369            65               46           8,388
                                                    -------           ---               ---        -------
                                                     $30,045          $470              $46        $30,469
                                                     =======          ====              ===        =======

The amortized cost and estimated fair value of securities available-for-sale at December 31, 1998, are as follows:

AVAILABLE-FOR-SALE-PORTFOLIO

                                                                   Gross           Gross           Estimated
                                                  Amortized     Unrealized       Unrealized          Fair
(Dollars in thousands)                              Cost           Gains           Losses            Value
                                            -------------- -------------- ----------------- ----------------
December 31, 1998
U.S. Treasury and other
U.S. government agencies                            $141,965        $1,125            $ 249        $142,841
and corporations
Mortgage-backed debt securities                      172,437         1,190              407         173,220
Corporate bonds                                       69,398         1,377            1,102          69,673
Equity securities                                     31,082         4,771              411          35,442
                                                      ------         -----           ------          ------
                                                    $414,882        $8,463           $2,169        $421,176
                                                      ------         -----           ------          ------

Note 4 - Earnings per share ("EPS") are disclosed as basic and diluted. Basic EPS is generally computed by dividing net income by the weighted-average number of common shares outstanding for the period, whereas diluted EPS essentially reflects the potential dilution in basic EPS that could occur if other contracts to issue common stock were exercised. Per share amounts are based on the weighted-average number of shares outstanding during each period as follows:

                                                             For the 3 months ended      For the 6 months ended
                                                                    June 30                     June 30
                                                           --------------------------- ---------------------------
                                                                1999          1998          1999          1998
                                                           ------------- ------------- ------------- -------------
Basic EPS weighted-average shares outstanding                10,074,296    10,024,183    10,069,504    10,011,274
Effect of dilutive securities - stock options                    33,657        98,697        37,064        94,947
                                                             ----------    ----------    ----------    ----------
Diluted EPS weighted-average shares outstanding              10,107,953    10,122,880    10,106,568    10,106,221
                                                             ==========    ==========    ==========    ==========

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

Upon early termination of derivative instruments accounted for under the accrual method, the net proceeds received or paid are deferred, if material, in the accompanying consolidated balance sheets and amortized to the interest income or expense of the related asset or liability over the lesser of the remaining contractual life of the instrument or the maturity of the related asset or liability. At June 30, 1999, and December 31, 1998, there were no deferred gains or losses in the accompanying consolidated balance sheets arising from the termination of instruments qualifying for accrual accounting prior to maturity.

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

The Preferred Securities meet the regulatory criteria for Tier I capital, subject to Federal Reserve guidelines that limit the amount of the Preferred Securities and cumulative perpetual preferred stock to an aggregate of 25% of Tier I capital.
                                       8

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

The following discussion and related financial data for the Company provides an overview of the financial condition and results of operations of the Company and its wholly-owned subsidiary, which is presented on a consolidated basis. The principal subsidiary of the Company is FCNB Bank. For the first six months of 1999, the Company reported earnings of $5.90 million, an increase of 5.7%, compared to earnings of $5.58 million in the first six months of 1998. However, net income before specific one-time merger related costs ("core earnings") was $6.03 million in the first six months of 1999, an increase of 7.3%, compared to $5.62 million for the same period in 1998. For the second quarter, the Company had core earnings of $3.06 million and earnings after one-time merger related charges of $3.00 million in 1999, and in 1998 had core earnings of $2.90 million and earnings after one-time merger related charges of $2.86 million.

Return on average assets and return on average equity are key measures of earnings performance. Return on average assets measures the ability of a bank to utilize its assets in generating income. Annualized return on average assets for the six months ended June 30, 1999 was .92%, and was1.03% for the six months ended June 30, 1998 in each case before specific one-time merger related costs. The annualized return on average shareholders' equity, which measures the income earned on the capital invested, for the six months ended June 30, 1999 was 13.51%, as compared to 12.51% for the six months ended June 30, 1998 in each case before specific one-time merger related costs.

Annualized  return on average  assets for the  quarter  ended June 30,  1999 was
 .95%, as compared to 1.06% for the same period in 1998, in each case before specific one-time merger related costs. The annualized return on average shareholders' equity for the three months ended June 30, 1999 was 13.77% and 12.87%, respectively, for the same period in 1998, in each case before specific one-time merger related costs.

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

BALANCE SHEET ANALYSIS

Year to Date

For the first six months of 1999, cash and cash equivalents decreased $21.1 million or 26.7%. Cash and cash equivalents were used to pay down short-term borrowings, which for the first six months of 1999 decreased $19.90 million or 5.8%.

For the same period in 1999, investment securities held to maturity and investment securities available for sale decreased $6.3 million or 20.9% and $18.4 million or 4.4%, respectively. Bond calls and maturities in the portfolios have contributed to this decrease in addition to a reduction in purchasing activity.

Net loans increased $33.80 million or 4.7% for the first six months of 1999. This loan growth has been partially funded with a $16.97 million or 2.0% increase in deposit growth for the same period.

Year to Year

From June 30, 1998 to June 30, 1999, cash and cash equivalents decreased $25.56 million and short-term borrowings increased $47.71 million. The proceeds of the cash and borrowings were used to increase the available for sale investment portfolio $93.47 million or 30.2%.

Net loans increased $68.01 million or 9.9% from June 30, 1998 to June 30, 1999, which was funded primarily with a $52.01 million increase in deposits.

From June 30, 1998 to June 30, 1999, long-term borrowings increased $40.25 million as a result of FCNB Corp issuing cumulative trust preferred securities on July 20, 1998 at a rate of 8.25% for a term of 30 years.

Summary

From June 30, 1998 to June 30, 1999, balance sheet growth has increased $136.42 million or 11.5% compared to earnings growth of $313,000 or 5.6% for the same period ending June 30, 1999.

The disproportionate rates are the result of a period of declining interest rates charged on loans along with declining yields on investment securities, which have pulled the net interest margin down to 3.65% as of June 30, 1999 from 4.10% as of June 30, 1998. The interest paid on the addition of $40.25 million of long-term debt at 8.25% has also had a negative impact on earnings.

NET INTEREST INCOME

Net interest income represents the Company's gross profit from lending and investment activities, and is the most significant component of the Company's earnings. Net interest income is the difference between interest and related fee income on earning assets (primarily loans and investment securities) and the cost of funds (primarily deposits and shortterm borrowings) supporting them. To facilitate the analysis of net interest income, the table on page 14 is presented on a taxable equivalent basis to adjust for the taxexempt status of certain loans and investment securities. This adjustment, based on the statutory federal income tax rate of 35%, increases the taxexempt income to an amount representing an estimate of what would have been earned if that income were fully taxable.

Taxable equivalent net interest income for the first six months of 1999 totaled $21.68 million, increasing 6.3% from the $20.39 million recorded for the same period in 1998. The Company's average interestearning assets increased 19.4% to $1.19 billion from June 30, 1998. This increase was primarily funded with a 20.2% increase in the Company's average interestbearing liabilities.

For the second quarter, the taxable equivalent net interest income increased by $661,000 (6.4%) to $11.05 million in 1999 from the same period in 1998.

The Company's net interest margin (taxable equivalent net interest income as a percent of average interestearning assets) was 3.65% and 4.10% for the first half of 1999 and 1998, respectively. The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interestbearing liabilities. This spread decreased by 41 basis points in the first six months of 1999 when compared to the same period in the prior year. The yield on earning assets dropped 53 basis points to 7.66% from 8.19%, while the rates paid on interest-bearing liabilities decreased by only 12 basis points to 4.51%.

For the second quarter of 1999 the net interest margin was 3.70% compared to 4.14% in 1998. The spread during the period decreased by 44 basis points which was primarily caused by a decrease in the yields earned on the loan and investment portfolios. The yield on earning assets dropped by 57 basis points to 7.68%, while the rates paid on interest-bearing liabilities decreased by only16 basis points to 4.49%.

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

NONINTEREST INCOME

Noninterest income increased $1.77 million (25.2%) for the six months ended June 30, 1999, when compared to the same period in 1998. This increase was partially attributable to the increase in service fee income of $591,000, which was due to an increase in the volume of deposit accounts maintained. Loan sale gains increased by $121,000. The Company's bank-owned life insurance program that generates tax-exempt income to partially offset the cost of employee benefit programs increased by $258,000 from June 30, 1998.

For the second quarter of 1999, noninterest income increased $868,000. This increase was primarily caused by increased service fee income of $277,000, additional insurance commissions of $252,000, and $101,000 of additional securities gains.

The Company's management is committed to developing and offering innovative, market-driven products and services that will generate additional sources of noninterest income. However, the future results of any of these products or services cannot be predicted at this time.

NONINTEREST EXPENSES

Noninterest expenses, excluding merger-related expenses, increased $2.36 million (12.9%) for the first six months of 1999, when compared to the first six months of 1998.

Total salaries and employee benefits increased $1.40 million (13.5%) over the first six months of 1998. The increase in salaries and employee benefits reflects general merit and cost-of-living adjustments, plus the additional staffing of the seven branches acquired in June 1998. Additional increased health care costs and pension expenses are the primary causes for the remaining portion of this increase.

Occupancy expenses increased $621,000 (33.6%) and equipment expenses increased $322,000 (22.3%) over the first six months of 1998. The increase in occupancy expenses is primarily related to additional depreciation expense on the facilities and increased utility costs. The increase in equipment expenses is primarily associated with the additional depreciation expense incurred as a result of implementing new technology.

Other operating expenses increased $20,000 (0.4%) compared to the first half of 1998.

For the  second  quarter  of 1999,  salaries  and  benefits  increased  $853,000
(16.6%),  occupancy  expenses  increased  $336,000 (36.4%),  equipment  expenses increased $148,000 (19.8%), and other operating expenses increased $66,000 (2.8%). The increase in salaries and benefits costs is primarily related to the increased number of full-time equivalent employees, which increased to 541 from 523 as of June 30, 1999. The increase in the number of employees primarily reflects employees related to the acquisition of seven branches in June 1998. Salary expense for the quarter ended June 30, 1998, reflected only six days of First Virginia salary costs considering the acquisition occurred on June 24, 1998. Whereas the quarter ended June 30, 1999, First Virginia salary expense is reflected for a full 91 days.

INCOME TAXES

The Company's effective tax rates for the first six months of 1999 and 1998 were 32.7% and 32.9%, respectively. The Company's income tax expense differs from the amount computed at statutory rates primarily due to the taxexempt earnings from certain loans, investment securities and the bank-owned life insurance program. Additionally, the Company derives income tax benefits from a subsidiary located in the state of Delaware that holds and manages a portion of its investment portfolio.

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

Selected information concerning the Company's recorded investment in impaired loans and related interest income are summarized as follows:


(dollars in thousands)
June 30,                                                                                1999       1998
                                                                                        ----       ----
Impaired loans with specific allocation of allowance for credit losses                  $2,769    $3,063
Specific allocation of allowance for credit losses                                       1,084     1,093
Other impaired loans                                                                     4,200     1,423
Average recorded investment in impaired loans                                            7,215     4,143
Interest income recognized on impaired loans based on cash payments received                97        38

Additional   information   concerning  the  Company's  recorded   investment  in
nonaccrual loans, for which impairment had not been recognized are as follows:



(dollars in thousands)
 June 30,                                                                                     1999         1998
                                                                                              ----         ----

 Nonaccrual loans                                                                               --        1,270
 Interest income not recognized due to loans in nonaccrual status                                4           30
                                                                                                ---       -----


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

The provision for credit losses is charged to income in an amount necessary to maintain the allowance at the level management believes is appropriate.



                                                            June 30, 1999            June 30, 1998             December 31, 1998
                                                             -------------           -------------              ------------------
Allowance for credit losses                                      $7,616                   $6,855                          $7,198
                                                                 ======                   ======                          ======
% of total loans net of unearned income                            1.00%                    0.99%                           0.99%
                                                                 ======                   ======                          ======
Nonaccrual loans                                                  $5,986                   $5,137                          $6,419
                                                                 ------                   ------                          ------
Past due loans                                                     1,596                    2,927                           1,571
                                                                 ------                   ------                          ------
Nonperforming loans                                                7,582                    8,064                           7,990
                                                                 ------                   ------                          ------
Foreclosed properties                                              1,235                    1,951                           1,835
                                                                 ------                   ------                          ------
Nonperforming assets                                              $8,817                  $10,015                          $9,825
                                                                 ======                   ======                          ======
Allowance for credit losses to  nonperforming
loans                                                             86.38%                   85.01%                           90.1%
                                                                 ======                   ======                          ======
Nonperforming assets to total assets                                .66%                     .84%                           0.73%
                                                                 ======                   ======                          ======



ALLOWANCE FOR CREDIT LOSSES

                                                                    Six months ended         Year ended
                                                                     June 30, 1999        December 31, 1998
                                                                    ----------------      ------------------
Average total loans outstanding during period                              $734,512             $694,237
                                                                           --------             --------
Allowance at beginning of year                                               $7,198               $6,701
                                                                           --------             --------
Charge-offs:
   Real estate - construction                                                    55                   --
   Real estate - mortgage                                                        54                  177
   Commercial and agricultural                                                  266                  625
   Consumer                                                                     161                  878
                                                                             ======               ======
               Total charge-offs                                                536                1,680
                                                                             ======               ======
Recoveries:

   Real estate - construction                                                    55                   --
   Real estate - mortgage                                                        55                   50
   Commercial and agricultural                                                   79                  113
   Consumer                                                                      57                  244
                                                                             ======               ======
               Total recoveries                                                 246                  407
                                                                             ======               ======
Net charge-offs (recoveries)                                                    290                1,273
                                                                             ======               ======
Additions to allowance charged to operating expenses                            708                1,770
                                                                             ======               ======
Allowance at end of period                                                   $7,616               $7,198
                                                                             ======               ======
Ratio of net charge-offs to average total loans                                .04%                 .18%
                                                                             ======               ======



ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES

                                              June 30, 1999      %(1)     December 31, 1998           %(1)
                                             ---------------   --------   ------------------      ---------
Real estate - construction                        $1,290          15%                 $ 926            16%
Real estate - mortgage                             2,488          59%                 3,616             59
Commercial and agricultural                        1,979          14%                 1,639             16
Consumer                                             411          12%                   337              9
Unallocated                                        1,448           --                   680             --
                                                  ======          ==                  =====             ==
Total Allowance                                   $7,616         100%                $7,198           100%
                                                  ======          ==                  =====             ==


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

As of June 30, 1999, the Company had loans totaling $14.18 million that were current but as to which there are concerns as to the ability of the borrowers to comply with present loan repayment terms. While management of the Company does not anticipate any loss not previously provided for on these loans, changes in the financial condition of these borrowers may necessitate future modifications in their loan repayment terms, additional charge-offs or provisions for loan losses.

At June 30, 1999, the Company had no concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

There were no other interest-bearing assets at June 30, 1999, classifiable as nonaccrual, past due, restructured or problem assets.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest Differentials

The following table shows average balances of asset and liability categories, interest income and paid, and average yields and rates for the periods indicated:


                                                          Six months ended                         Six months ended
                                                            June 30, 1999                            June 30, 1998
                                                            -------------                            -------------
                                                  Average       Interest    Average        Average      Interest      Average
                                                   Daily       Income(1)/     Yield/        Daily       Income(1)/    Yield/
(dollars in thousands)                            Balance         Paid         Rate        Balance         Paid        Rate
                                               --------------- ------------ ----------- --------------- ----------- ------------
ASSETS
Interest-earning assets:

    Interest-bearing deposits                        $  2,094        $  34       3.25%          $  964        $ 34        7.06%
                                               --------------- ------------ ----------- --------------- ----------- ------------
    Federal funds sold                                 15,017          348       4.63%          26,377         751        5.69%
                                               --------------- ------------ ----------- --------------- ----------- ------------
    Loans held for sale                                 5,301          193       7.28%           2,790          69        4.95%
                                               --------------- ------------ ----------- --------------- ----------- ------------
    Investment securities:

         Taxable                                      424,551       13,147       6.19%         278,396       8,944        6.43%
         Tax exempt                                     5,703          283       9.93%           4,118         229       11.13%
                                               --------------- ------------ ----------- --------------- ----------- ------------
    Total investment securities                       430,254       13,430       6.24%         282,514       9,173        6.49%
                                               --------------- ------------ ----------- --------------- ----------- ------------
    Loans(2)                                          734,512       31,491       8.57%         682,055      30,696        9.00%
                                               --------------- ------------ ----------- --------------- ----------- ------------
    Total interest-earning assets                   1,187,178       45,496       7.66%         994,699      40,723        8.19%
    Noninterest-earning assets                         99,057                                   84,678
    Net Effect of SFAS 115                              2,040                                    3,837
                                               --------------- ------------ ----------- --------------- ----------- ------------
         Total assets                              $1,288,275                               $1,083,214
                                               =============== ============ =========== =============== ===========  ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

   Interest-bearing liabilities:

     Interest-bearing deposits                      $ 708,492       14,508       4.10%       $ 639,269      13,924        4.36%
     Other short-term borrowings                      306,611        7,620       4.97%         239,012       6,414        5.37%
       Long-term debt                                  40,250        1,689       8.39%              --          --           --
                                               --------------- ------------ ----------- --------------- ----------- ------------
Total interest bearing liabilities                  1,055,353       23,817       4.51%         878,281      20,338        4.63%
                                               --------------- ------------ ----------- --------------- ----------- ------------
Noninterest-bearing deposits                          131,040                                  105,021
Noninterest-bearing liabilities                        12,609                                   10,070
                                               --------------- ------------ ----------- --------------- ----------- ------------
         Total liabilities                          1,199,002                                  993,372
                                               =============== ============ =========== =============== =========== ============
Shareholders' equity                                   87,232                                   86,005
Net effect of unrealized gains (losses)
on securities available for sale                        2,040                                    3,837
                                               --------------- ------------ ----------- --------------- ----------- ------------
         Total shareholders' equity                    89,272                                   89,842
                                               --------------- ------------ ----------- --------------- ----------- ------------
         Total liabilities and shareholders'
             equity
                                                   $1,288,274                               $1,083,214
                                               --------------- ------------ ----------- --------------- ----------- ------------
Net interest income                                                $21,679                                 $20,385
                                               =============== ============ =========== =============== ===========  ===========
Net interest spread                                                              3.15%                                    3.56%
                                               =============== ============ =========== =============== ===========  ===========
Net interest margin                                                              3.65%                                    4.10%
                                               =============== ============ =========== =============== ===========  ===========



1 Taxable equivalent adjustments of $142,000 for 1999 and $133,000 for 1998 are included in the interest income for total interest-earning assets.

2 Nonaccruing loans, which include impaired loans, are included in the average balances. Net loan fees included in interest income totaled $1.30 million in 1999, and $998,000 in 1998.

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

As noted, the Company assumes a degree of interest rate risk as a provider of banking services to its customers. This risk can be reduced through derivative interest rate contracts, such as interest rate swaps. At June 30, 1999, the Company had one outstanding interest rate swap instrument which is used to convert certain fixed rate assets to variable rates as part of its interest rate risk management strategy. Because financial derivatives typically do not have actual principal dollars transferred between the parties, notional principal amounts are used to express the volume of such transactions. However, the notional amount of derivative contracts does not represent direct credit exposure, which the Company believes is a combination of current replacement cost of those instruments with a positive market value plus an amount for prospective market movement. The Company has established policies governing derivative activities, and the counterparties used by the Company are considered high quality credit risks. There were no past due amounts or reserves for possible derivative credit losses at June 30, 1999, nor has the Company
experienced   any   charge-offs   related  to  the  credit  risk  of  derivative
transactions.

The notional amount of the Company's interest rate swap was $10.0 million at June 30, 1999. This instrument matures in November 2004.

The Company employs computer model simulations for monitoring interest rate sensitivity. Interest rate risk ("IRR") management has various sources and it is not simply the risk from rates rising and falling. In fact, there are four sources of IRR: repricing risk, basis risk, yield curve risk, and option risk. Gap modeling only focuses on repricing risk. Income simulations that incorporate cash flow analyses: (1) measure the size and direction of interest rate exposure under a variety of interest rate and yield curve shape scenarios; (2) provides the opportunity to capture all critical elements such as volume, maturity dates, repricing dates, prepayment volumes, and hidden options such as caps, floors, puts, and calls; (3) utilizes the data to clearly focus attention on critical variables; (4) are dynamic; and (5) reflect changes in prevailing interest rates which affect different assets and liabilities in different ways. These simulations are run on a monthly basis using an interest rate ramping technique to determine the effects on the Company's net interest income, assuming a gradual increase or decrease in interest rates. The Company has an interest rate risk management policy that limits the amount of deterioration in net interest income, associated with an assumed interest rate shock of +/-100, +/-200, and +/-300 basis points change in interest rates, to no more than 7.5% (+/-100), 10.0% (+/-200), and 12.5% (+/-300) of net interest income. The model results as of June 30, 1999 are as follows:


                                                  Change in Interest Rate Assumption
                                                  ----------------------------------
(dollars in thousands)                     +100bp      +200bp       +300bp      -100bp      -200bp      -300bp
                                       ----------- ----------- ------------ ----------- ----------- -----------
Net interest income-increase

(decrease)                               $(1,162)    $(2,435)   $(3,321)        $1,146      $2,044      $2,317
Net interest income - % change             (2.66)      (5.58)       (7.61)        2.62        4.68        5.31
                                       ----------- ----------- ------------ ----------- ----------- -----------


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

Upon early termination of derivative instruments accounted for under the accrual method, the net proceeds received or paid are deferred, if material, in the accompanying consolidated balance sheets and amortized to the interest income or expense of the related asset or liability over the lesser of the remaining contractual life of the instrument or the maturity of the related asset or liability. At June 30, 1999, and December 31, 1998, there were no deferred gains or losses in the accompanying consolidated balance sheets arising from the termination of instruments qualifying for accrual accounting prior to maturity.

CAPITAL RESOURCES

The following table shows the riskbased capital and the leverage ratios for the Company as of June 30, 1999:

                                                                                                    To Be Well
                                                                        For Capital               Capitalized Under
                                                 Actual               Adequacy Purposes           Prompt Corrective
                                                                                                     Action Provisions:
(dollars in thousands)                   Amount        Ratio         Amount         Ratio          Amount         Ratio
                                         ------        -----         ------         -----          ------         -----
As of June 30, 1999:

Total Capital
  (to Risk-Weighted Assets):

    FCNB Corp                          $133,532        13.92%        $76,716        8.00%           N/A               N/A
    FCNB Bank                          $104,067        11.07%        $75,189        8.00%         $93,986           10.00%


Tier I Capital
  (To Risk-Weighted Assets):

    FCNB Corp                          $114,188        11.91%        $38,358          4.00%       N/A                   N/A
    FCNB Bank                           $96,282        10.24%        $37,595          4.00%      $56,392             16.00%


Tier I Capital
  (To Average Assets):

    FCNB Corp                          $114,188        8.91%         $38,431         3.00%        N/A                  N/A
    FCNB Bank                           $96,282        7.63%         $37,856         3.00%      $63,093               5.00%


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

YEAR 2000 READINESS PLANNING

The Company has prepared a Year 2000 plan which includes contacting all of the software vendors that maintain the computer programs that the Company relies upon. As of June 30, 1999, the Company has performed risk assessments of funds providers, funds takers, fiduciary activities and systems and has assessed the Year 2000 preparedness of suppliers of data processing services to the Company. The Company's primary supplier of data processing services also has adopted a Year 2000 readiness plan and timetable to make the changes necessary for it to provide services in the Year 2000, and has provided written assurances to the Company of its progress. That supplier has been examined for Y2K readiness by federal bank examiners. The Company is also monitoring the progress of its other suppliers of data processing services.

As of June 30, 1999, the Company has implemented its customer awareness program which includes communications of Y2K readiness efforts through statement stuffers, direct mailings, brochures, newspaper and television advertisements, letters and our internet site. The Company has additionally assessed the Year 2000 preparedness of its large customers and has contacted large commercial loan and deposit customers to determine their readiness.

As of June 30, 1999, the Company was in the process of testing and implementing necessary changes in hardware and software. At this time, most of these changes in hardware and software have been tested. The Company will continue to evaluate its systems throughout the remainder of 1999. Additional steps must be taken to achieve Y2K compliance.

The Company is in the banking industry, which is heavily regulated. The Company's primary federal regulator is the Federal Reserve Bank. The Company is on track to be in compliance with all Federal Reserve regulations related to the Year 2000 issue.

YEAR 2000 RELATED COSTS

Since many of the programs used by the Company are "off-the-shelf" as compared to "highly customized," the cost to address Year 2000 related issues for these programs will not be as high as the costs for other companies that rely more on "highly customized" software. The Company has a budget for software, hardware and consulting costs of approximately $736,000. As of June 30, 1999, the Company has expended $75,000 for these costs in 1999, and $149,000 in 1998 for the year. The Company estimated it may incur an additional $344,000 in costs in 1999. The Company estimates these costs will be made up of hardware and software upgrades, consultant fees, human resources, lost earnings on additional cash buildup in branch network, and testing fees. This area is changing very rapidly and the actual costs incurred by the Company may differ from what has been anticipated.

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

PART II  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8K.

    Exhibits

         No. 11 - Statement Regarding the Computation of Per Share Earnings

         No. 27 - Financial Data Schedule

    Reports on Form 8-K

         None.
                                       18

    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           FCNB CORP

                           (Registrant)

    August 10, 1999        By:
                               ------------------------------------------
                               A. Patrick Linton,
                               President, Chief Executive Officer and Director

    August 10, 1999        By:
                               ------------------------------------------
                                Mark A. Severson
                                Senior Vice President and Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           FCNB CORP

                           (Registrant)

    August 10, 1999        By:   /s/ A. Patrick Linton
                               ------------------------------------------
                               A. Patrick Linton
                               President Chief Executive Officer and Director

    August 10, 1999        By:  /s/ Mark A. Severson
                               ------------------------------------------
                               Mark A. Severson
                               Senior Vice President and Treasurer