Form 10-Q
period 1999-09-30
FCNB CORP
filed 1999-11-15
CIK 803644

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For Quarter Ended              Commission file number
      September 30, 1999                     0-15645

                                    FCNB Corp
             (Exact name of registrant as specified in its charter)

                             MARYLAND                                             52-1479635
    (State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)

                    7200 FCNB Court, Frederick, Maryland                             21703
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

                             Yes   X     No
                                 ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $1 par value per share, 11,917,626 shares outstanding as of November 1, 1999.

PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements

FCNB CORP AND SUBSIDIARY
--------------------------------------------------------------- ------------------------- --------------------------
Consolidated Balance Sheets                                           (Unaudited)                (Unaudited)
(dollars in thousands, except per share amounts)                   September 30, 1999         December 31, 1998
--------------------------------------------------------------- ------------------------- --------------------------
ASSETS
Cash and due from banks                                                   $   32,601                 $   35,518
Interest-bearing deposits in other banks                                       4,045                      9,358
Federal funds sold                                                            26,042                     47,262
--------------------------------------------------------------- ------------------------- --------------------------
        Cash and cash equivalents                                             62,688                     92,138
--------------------------------------------------------------- ------------------------- --------------------------
Loans held for sale                                                            3,159                      5,236
--------------------------------------------------------------- ------------------------- --------------------------
Investment securities held to maturity at amortized
     cost-fair value of $21,734 in 1999 and $30,469
      in 1998                                                                 21,768                     30,045
--------------------------------------------------------------- ------------------------- --------------------------
Investment securities available for sale-at fair value                       416,251                    437,684
--------------------------------------------------------------- ------------------------- --------------------------
Loans                                                                        874,485                    818,084
Less:   Allowance for credit losses                                           (9,648)                    (8,237)
        Unearned income                                                          (10)                       (23)
--------------------------------------------------------------- ------------------------- --------------------------
        Net loans                                                            864,827                    809,824
--------------------------------------------------------------- ------------------------- --------------------------
Bank premises and equipment                                                   25,975                     26,902
Other assets                                                                  68,583                     57,891
--------------------------------------------------------------- ------------------------- --------------------------
        Total assets                                                      $1,463,251                 $1,459,720
=============================================================== ========================= ==========================
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
     Noninterest-bearing deposits                                         $  158,069                 $  154,774
     Interest-bearing deposits                                               845,734                    808,025
--------------------------------------------------------------- ------------------------- --------------------------
        Total deposits                                                     1,003,803                    962,799
--------------------------------------------------------------- ------------------------- --------------------------
Short-term borrowings:
     Federal funds purchased and securities sold
      under agreements to repurchase                                          60,958                     94,117
     Other short-term borrowings                                             252,270                    248,719
 Long-term debt:
     Guaranteed preferred beneficial interests
      in the Company's subordinated debenture                                 40,250                     40,250
Accrued interest and other liabilities                                        14,551                     14,980
--------------------------------------------------------------- ------------------------- --------------------------
        Total liabilities                                                  1,371,832                  1,360,865
--------------------------------------------------------------- ------------------------- --------------------------
SHAREHOLDERS' EQUITY
Preferred stock, per share par value $1.00;
   1,000,000 shares authorized; none outstanding                                  --                         --
Common stock, per share par value $1.00;
   50,000,000 shares authorized:  11,903,657
   shares in 1999 and 11,598,626 shares in 1998
   issued and outstanding                                                     11,904                     11,599
Capital surplus                                                               52,064                     52,174
Retained earnings                                                             33,011                     31,177
Accumulated other comprehensive income                                        (5,560)                     3,905
--------------------------------------------------------------- ------------------------- --------------------------
        Total shareholders' equity                                            91,419                     98,855
--------------------------------------------------------------- ------------------------- --------------------------
        Total liabilities and shareholders' equity                        $1,463,251                 $1,459,720
=============================================================== ========================= ==========================

         FCNB CORP AND SUBSIDIARY
         Consolidated Statements of Income and Comprehensive Income (Unaudited)
------------------------------------------------------------- ---------------------------------- ----------------------------------
                                                                   For the 3 months ended             For the 9 months ended
------------------------------------------------------------- ----------------- ---------------- ----------------- ----------------
(dollars in thousands, except per share amounts)               September 30,     September 30,    September 30,     September 30,
                                                                    1999             1998              1999             1998
------------------------------------------------------------- ----------------- ---------------- ----------------- ----------------
Interest income:
       Interest and fees on loans                                      $18,898          $18,166           $55,329          $52,760
       Interest and dividends on investment securities:
           Taxable                                                       6,288            5,119            19,005           14,065
           Tax exempt                                                      131              124               421              302
           Dividends                                                       378              263             1,145              749
       Interest on federal funds sold                                      299              604               647            1,355
       Other interest income                                                42               30               131              140
------------------------------------------------------------- ----------------- ---------------- ----------------- ----------------
           Total interest income                                        26,036           24,306            76,678           69,371
------------------------------------------------------------- ----------------- ---------------- ----------------- ----------------
Interest expense:
       Interest on deposits                                              8,686            8,706            25,187           24,511
       Interest on federal funds purchased and securities
        sold under agreements to repurchase                                892              528             2,301            2,129
       Interest on other short-term borrowings                           3,284            2,504             9,650            7,357
         Interest on long-term debt                                        844              679             2,533              679
------------------------------------------------------------- ----------------- ---------------- ----------------- ----------------
           Total interest expense                                       13,706           12,417            39,671           34,676
------------------------------------------------------------- ----------------- ---------------- ----------------- ----------------
Net interest income                                                     12,330           11,889            37,007           34,695
------------------------------------------------------------- ----------------- ---------------- ----------------- ----------------
Provision for credit losses:
         Operating activities                                              390              450             1,278            1,073
         Merger related                                                  2,900               --             2,900               --
------------------------------------------------------------- ----------------- ---------------- ----------------- ----------------
                Total provision for credit losses                        3,290              450             4,178            1,073
------------------------------------------------------------- ----------------- ---------------- ----------------- ----------------
Net interest income after provision for credit losses                    9,040           11,439            32,829           33,622
------------------------------------------------------------- ----------------- ---------------- ----------------- ----------------
Noninterest income:
       Service fees                                                      1,369            1,406             3,971            3,408
         Insurance commissions                                           1,564            1,468             4,457            4,228
       Net securities gains                                                159              281               805              993
       Gain on sale of loans                                               343              243               832              690
         Income from bank-owned life insurance                             393              311             1,164              824
       Other operating income                                            1,079              704             2,823            1,721
------------------------------------------------------------- ----------------- ---------------- ----------------- ----------------
           Total noninterest income                                      4,907            4,413            14,052           11,864
------------------------------------------------------------- ----------------- ---------------- ----------------- ----------------
Noninterest expenses:
       Salaries and employee benefits                                    6,405            6,139            19,246           17,376
       Occupancy expenses                                                1,523            1,308             4,348            3,475
       Equipment expenses                                                  985              919             3,002            2,519
       Merger-related expenses                                           1,516               57             1,688              110
       Other operating expenses                                          2,860            2,728             8,371            7,990
------------------------------------------------------------- ----------------- ---------------- ----------------- ----------------
           Total noninterest expenses                                   13,289           11,151            36,655           31,470
------------------------------------------------------------- ----------------- ---------------- ----------------- ----------------
Income before provision for income taxes                                   658            4,701            10,226           14,016
       Income tax expense                                                   60            1,585             3,257            4,705
------------------------------------------------------------- ----------------- ---------------- ----------------- ----------------
Net income                                                                 598            3,116             6,969            9,311
------------------------------------------------------------- ----------------- ---------------- ----------------- ----------------
Other  comprehensive  income (loss),  net of tax:
       Unrealized  gains (losses) on securities:
           Unrealized holding gains (losses) arising
             during period, net of taxes of ($1,397),
             $626, ($6,287) and $1,266, respectively                    (2,062)             905            (8,971)           1,823
           Less: reclassification adjustment for gain
             (losses) included in net income, net of taxes of
             $63, $109, $311 and $386, respectively.                        96              173               494              607

FCNB CORP AND SUBSIDIARY
Consolidated Statements of Income and Comprehensive Income (Unaudited)
                                                             (Continued)
----------------------------------------------------------------------- ------------ ------------ ---------------- ----------------
Other comprehensive income (loss), net of taxes of ($1,334), $517,
($5,976) and $880, respectively                                              (2,158)         732           (9,465)           1,216
----------------------------------------------------------------------- ------------ ------------ ---------------- ----------------
Comprehensive income                                                        $(1,560)      $3,848          $(2,496)         $10,527
----------------------------------------------------------------------- ------------ ------------ ---------------- ----------------
Net income - before merger-related expenses                                  $3,355       $3,186           $9,943           $9,423
----------------------------------------------------------------------- ------------ ------------ ---------------- ----------------
Basic earnings per share (Note 4)                                             $0.05        $0.27            $0.60            $0.81
----------------------------------------------------------------------- ------------ ------------ ---------------- ----------------
Diluted earnings per share (Note 4)                                           $0.05        $0.26            $0.58            $0.79
----------------------------------------------------------------------- ------------ ------------ ---------------- ----------------
Basic earnings per share before merger-related expenses (Note 4)              $0.29        $0.27            $0.85            $0.82
----------------------------------------------------------------------- ------------ ------------ ---------------- ----------------
Diluted earnings per share before merger-related expenses (Note 4)            $0.28        $0.27            $0.83            $0.80
----------------------------------------------------------------------- ------------ ------------ ---------------- ----------------
Basic weighted-average number of shares outstanding (Note 4)             11,752,285   11,586,497       11,655,706       11,560,632
----------------------------------------------------------------------- ------------ ------------ ---------------- ----------------
Diluted weighted-average number of shares outstanding (Note 4)           11,937,239   11,894,964       11,915,845       11,844,885
----------------------------------------------------------------------- ------------ ------------ ---------------- ----------------

FCNB CORP AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 1999 and 1998
--------------------------------------------------------------------------------- -------------------- ---------------------
(dollars in thousands)                                                                    1999                  1998
--------------------------------------------------------------------------------- -------------------- ---------------------
Cash flows from operating activities:
Net income                                                                                $   6,969            $   9,311
       Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                          2,638                2,282
       Provision for credit losses                                                            4,178                  874
       Provision for foreclosed properties                                                       75                   50
       Deferred income taxes (benefits)                                                       (437)                  (19)
       Net premium amortization (discount accretion) on investment securities                   291                 (155)
       Accretion of net loan origination fees                                               (1,180)                 (828)
       Net securities gains                                                                   (805)                 (992)
       Net loss on sale of foreclosed properties                                               (12)                   (2)
       Net gain (loss) on dispositions at bank premises and equipment                            3                    29
       Decrease (increase) in other assets                                                  (5,406)               (6,688)
       Decrease (increase) in loans held for sale (1)                                        2,077                (2,718)
       Increase (decrease) in accrued interest and other liabilities                          (429)                1,612
--------------------------------------------------------------------------------- -------------------- ---------------------
                           Net cash provided by operating activities                         7,962                 2,756
--------------------------------------------------------------------------------- -------------------- ---------------------
Cash flows from investing activities:
       Proceeds from sales of investment securities - available for sale                    14,293                27,028
       Proceeds from maturities of investment securities - available for sale              112,272               103,531
       Proceeds from maturities of investment securities - held to maturity                  6,897                 9,553
       Purchases of investment securities -  held to maturity                                   --                (2,070)
       Purchases of investment securities - available for sale                            (118,701)             (239,545)
       Net decrease (increase) in loans                                                    (58,001)              (41,421)
       Purchases of bank premises and equipment                                             (1,342)               (2,380)
       Proceeds from dispositions of bank premises and equipment                                --                     1
       Purchase of foreclosed properties                                                       (60)                  (27)
       Proceeds from dispositions of foreclosed properties                                     795                 1,094
       Purchase of investments in bank-owned life insurance                                     --               (15,000)
--------------------------------------------------------------------------------- -------------------- ---------------------
                           Net cash (used in) investing activities                         (43,847)             (159,236)
--------------------------------------------------------------------------------- -------------------- ---------------------
Cash flows from financing activities:
       Net increase (decrease) in noninterest-bearing deposits, NOW accounts,
         money market account and savings accounts                                          12,326                83,614
       Net increase (decrease) in time deposits                                             28,678                28,227
       Net increase (decrease) in short-term borrowings                                    (29,608)               21,457
         Proceeds from long-term debt                                                           --                40,250
       Proceeds from sale of stock                                                             174                   402
       Repurchase of common stock                                                               --                    --
       Dividend reinvestment plan                                                              (47)                  (38)
       Dividends paid                                                                       (5,088)               (2,473)
--------------------------------------------------------------------------------- -------------------- ---------------------
                           Net cash provided by financing activities                         6,435               171,439
--------------------------------------------------------------------------------- -------------------- ---------------------
Increase (decrease) in cash and cash equivalents                                           (29,450)               14,959
Cash and cash equivalents:
       Beginning of period                                                                  92,138                76,707
================================================================================= ==================== =====================
                           End of period                                                   $62,688             $  91,666
================================================================================= ==================== =====================

FCNB CORP AND SUBSIDIARY
Consolidated  Statements of Cash Flows (Unaudited) continued
For the nine months
ended September 30, 1999 and 1998
(dollars in thousands)                                                1999             1998
=============================================================== ================= ================
Supplemental disclosures
  Interest paid                                                          $39,185      $33,534
=============================================================== ================= ================
  Income taxes paid                                                      $ 4,570      $ 6,197
=============================================================== ================= ================
Supplemental schedule of noncash investing and financing activities:
  Foreclosed properties acquired in settlement of loans                       --      $   176
  Seller financed disposition of property                                     --      $   725
  Surplus from stock option transactions                                 $    49      $    26
=============================================================== ================= ================


(1) Loans held for sale are generally held for periods of ninety days or less.

FCNB CORP AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - The accompanying unaudited consolidated financial statements for FCNB Corp (the "Company") have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements have been prepared utilizing the interim basis of reporting and, as such, reflect all adjustments which are normal and recurring in nature and are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. The financial data for 1998 and the first two quarters of 1999 have been restated to reflect the effects of the acquisitions of Capital Bank, N.A. in November 1998, Frederick Underwriters, Inc. in December 1998, and First Frederick Financial Corporation in August 1999, which have all been accounted for using the pooling-of-interests method.

Note 2 - On August 19, 1999, FCNB Corp (the "Company") consummated its previously announced merger of First Frederick Financial Corp ("First"), the holding company for First Bank of Frederick, with and into FCNB, and the merger of First Bank of Frederick with and into FCNB's wholly-owned subsidiary, FCNB Bank, all headquartered in Frederick, Maryland. FCNB and First executed a definitive agreement on March 12, 1999.

As a result of the Merger, each share of the $1.00 par value outstanding common stock of First was converted into 1.0434 shares of the Company's $1.00 par value common stock resulting in the issuance of approximately 1,543,012 shares of FCNB common stock, subject to adjustment to account for the elimination of fractional shares.

The consummation of the acquisition of First, which has approximately $110 million of total assets, gives FCNB approximately $1.45 billion in total assets, total deposits of approximately $972 million, and total shareholders' equity of approximately $91 million.

Merger related expenses of $4.05 million are included in the consolidated financial statements of income and consist principally of $306,000 for severance payments to terminated employees, $99,000 for professional fees, and other conversion related costs of $744,000. The allowance for credit losses was increased an additional $2.9 million in order to align the accounting assumption in analyzing the allowance for credit losses.

Note 3 - Investments: Using the criteria specified in Statement 115, the Company classifies its investments in debt and equity securities at September 30, 1999, and December 31, 1998, into two categories: held-to-maturity and available-for-sale.

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

As of September 30, 1999, the gross unrealized losses in the Company's investment portfolio were $248,000 in the held-to-maturity investment portfolio and $12.81 million in the available-for-sale investment portfolio compared to $46,000 and $2.18 million, respectively, as of December 31, 1998. As of September 30, 1999, the gross unrealized gains in the Company's investment portfolio were $214,000 in the held-to-maturity investment portfolio and $3.69 million in the available-for-sale investment portfolio compared to $470,000 and $8.53 million, respectively, as of December 31, 1998. Since the Company's held-to-maturity investment portfolio includes fixed rate investment securities that have below current market interest rates, the future operating results of the Company would be negatively impacted in an increasing rate environment. This reduction in net interest income would result because the cost of funding the Company's operations increases, while the income earned on the held-to-maturity portfolio remains constant.

The amortized cost and estimated fair value of securities classified as held-to-maturity at September 30, 1999, are as follows:

HELD-TO-MATURITY PORTFOLIO
------------------------------------------------------ -------------- -------------- -------------- --------------
                                                                          Gross          Gross
September 30, 1999                                       Amortized     Unrealized     Unrealized      Estimated
(dollars in thousands)                                     Cost           Gains         Losses       Fair Value
------------------------------------------------------ -------------- -------------- -------------- --------------
U. S. Treasury and other U.S. government
  agencies and corporations                               $ 11,000           $ --          $ 37        $10,963
State and political subdivision                              5,031            211           107          5,135
Mortgage-backed debt securities                              5,737              3           104          5,636
------------------------------------------------------ -------------- -------------- -------------- --------------
                                                           $21,768           $214          $248        $21,734
====================================================== ============== ============== ============== ==============

The amortized cost and estimated fair value of securities classified as available-for-sale at September 30, 1999, are as follows:

AVAILABLE-FOR-SALE-PORTFOLIO
------------------------------------------------------ -------------- -------------- -------------- --------------
                                                                          Gross          Gross
September 30, 1999                                       Amortized     Unrealized     Unrealized      Estimated
(dollars in thousands)                                     Cost           Gains         Losses       Fair Value
------------------------------------------------------ -------------- -------------- -------------- --------------
U. S. Treasury and other U.S. government agencies
and corporations                                          $184,354         $  237       $ 5,575       $179,016
Corporate bonds                                             68,394            554         2,610         66,338
Mortgage-backed debt securities                            135,602            182         3,406        132,378
Municipal tax exempt bonds                                   4,786             --           232          4,554
Equity securities                                           32,231          2,721           987         33,965
------------------------------------------------------ -------------- -------------- -------------- --------------
                                                          $425,367         $3,694       $12,810       $416,251
====================================================== ============== ============== ============== ==============

The gross realized gains on securities sold from the available-for-sale portfolio for the first nine months of 1999 and 1998 are $805,000 and $993,000, respectively. There were no losses realized in the available-for-sale portfolio for the nine months ended 1999 and 1998.

The amortized cost and estimated fair value of securities classified as held-to-maturity and available-for-sale at September 30, 1999, summarized by contractual maturity, are as follows:

                                                 Held-to-maturity                  Available-for-sale
---------------------------------------- ----------------- ---------------- ----------------- ----------------
September 30, 1999                           Amortized      Estimated Fair       Amortized    Estimated Fair
(dollars in thousands)                         Cost             Value              Cost            Value
---------------------------------------- ----------------- ---------------- ----------------- ----------------
Due in one year or less                      $    355         $    355         $   39,986       $  39,992
Due after one through five years               13,105           13,270             32,019          31,981
Due after five through ten years                  500              510            112,172         107,039
Due after ten years                             2,071            1,963             73,357          70,896
Mortgage-backed debt securities                 5,737            5,636            135,602         132,378
Equity securities                                  --               --             32,231          33,965
---------------------------------------- ----------------- ---------------- ----------------- ----------------
                                             $ 21,768         $ 21,734         $  425,367       $ 416,251
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

The amortized cost and estimated fair value of securities classified as held-to-maturity at December 31, 1998, are as follows:

HELD-TO-MATURITY PORTFOLIO
---------------------------------------------- ------------- --------------- ---------------- -----------------
                                                                 Gross            Gross          Estimated
                                                Amortized      Unrealized      Unrealized           Fair
(Dollars in thousands)                             Cost          Gains           Losses            Value
---------------------------------------------- ------------- --------------- ---------------- -----------------
December 31, 1998
U.S. Treasury and other
U.S. government agencies                           $16,006           $ 48             $--          $16,054
and corporations
State and political subdivisions
                                                     5,670            357              --            6,027
Mortgage-backed debt securities                      8,369             65              46            8,388
---------------------------------------------- ------------- --------------- ---------------- -----------------
                                                   $30,045           $470             $46          $30,469
============================================== ============= =============== ================ =================

The amortized cost and estimated fair value of securities available-for-sale at December 31, 1998, are as follows:

AVAILABLE-FOR-SALE-PORTFOLIO
---------------------------------------------- ------------- --------------- ---------------- -----------------
                                                                 Gross            Gross          Estimated
                                                Amortized      Unrealized      Unrealized           Fair
(Dollars in thousands)                             Cost          Gains           Losses            Value
---------------------------------------------- ------------- --------------- ---------------- -----------------
December 31, 1998
U.S. Treasury and other
U.S. government agencies and corporations         $149,438         $1,125          $  249         $150,314
Mortgage-backed debt securities                    177,137          1,190             407          177,920
Municipal tax-exempt bonds                           4,021             70              14            4,077
Corporate bonds                                     69,398          1,377           1,102           69,673
Equity securities                                   31,340          4,771             411           35,700
---------------------------------------------- ------------- --------------- ---------------- -----------------
                                                  $431,334         $8,533          $2,183         $437,684
============================================== ============= =============== ================ =================

Note 4 - Earnings per share ("EPS") are disclosed as basic and diluted. Basic EPS is generally computed by dividing net income by the weighted-average number of common shares outstanding for the period, whereas diluted EPS essentially reflects the potential dilution in basic EPS that could occur if other contracts to issue common stock were exercised. Per share amounts are based on the weighted-average number of shares outstanding during each period as follows:

--------------------------------------------------------- --------------------------- ---------------------------
                                                            For the 3 months ended      For the 9 months ended
                                                                 September 30                September 30
--------------------------------------------------------- ------------- ------------- ------------- -------------
                                                              1999          1998          1999          1998
                                                          ------------- ------------- ------------- -------------
Basic EPS weighted-average shares outstanding               11,752,285    11,586,497    11,655,706    11,560,632
Effect of dilutive securities - stock options                  184,954       308,467       260,139       284,253
--------------------------------------------------------- ------------- ------------- ------------- -------------
Diluted EPS weighted-average shares outstanding             11,937,239    11,894,964    11,915,845    11,844,885
========================================================= ============= ============= ============= =============

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

Upon early termination of derivative instruments accounted for under the accrual method, the net proceeds received or paid are deferred, if material, in the accompanying consolidated balance sheets and amortized to the interest income or expense of the related asset or liability over the lesser of the remaining contractual life of the instrument or the maturity of the related asset or liability. At September 30, 1999, and December 31, 1998, there were no deferred gains or losses in the accompanying consolidated balance sheets arising from the termination of instruments qualifying for accrual accounting prior to maturity.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Forward Looking Statements This section of the report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to the Company's beliefs, expectations, anticipations and plans regarding, among other things, general economic trends, interest rates, product expansions and other matters. Such statements are subject to numerous uncertainties, such as federal monetary policy, inflation, employment, profitability and consumer confidence levels, both nationally and in the Company's market area, the health of the real estate and construction market in the Company's market area, the Company's ability to develop and market new products and to enter new markets, competitive challenges in the Company's market, legislative changes and other factors, and as such, there can be no assurance that future events will develop in accordance with the forward looking statements contained herein.

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

The following discussion and related financial data for the Company provides an overview of the financial condition and results of operations of the Company and its wholly-owned subsidiary, which is presented on a consolidated basis. The principal subsidiary of the Company is FCNB Bank. For the first nine months of 1999, the Company reported earnings of $6.97 million, a decrease of 25.2%, compared to earnings of $9.31 million in the first nine months of 1998. However, net income before specific one-time merger related costs ("core earnings") was $9.94 million in the first nine months of 1999, an increase of 5.5%, compared to core earnings of $9.42 million for the same period in 1998. For the third quarter, the Company had core earnings of $3.36 million and earnings after one-time merger related charges of $598,000 in 1999, and in 1998 had core earnings of $3.19 million and earnings after one-time merger related charges of $3.12 million.

On August 19, 1999, FCNB Corp (the "Company") consummated its previously announced merger of First Frederick Financial Corp ("First"), the holding company for First Bank of Frederick, with and into FCNB, and the merger of First Bank of Frederick with and into FCNB's wholly-owned subsidiary, FCNB Bank, all headquartered in Frederick, Maryland. FCNB and First executed a definitive agreement on March 12, 1999.

As a result of the Merger, each share of the $1.00 par value outstanding common stock of First was converted into 1.0434 shares of the Company's $1.00 par value common stock resulting in the issuance of approximately 1,543,012 shares of FCNB common stock, subject to adjustment to account for the elimination of fractional shares.

The consummation of the acquisition of First, which has approximately $110 million of total assets, gives FCNB approximately $1.45 billion in total assets, total deposits of approximately $972 million, and total shareholders' equity of approximately $91 million.

Merger related expenses of $4.05 million are included in the consolidated financial statements of income and consist principally of $306,000 for severance payments to terminated employees, $99,000 for professional fees, and other conversion related costs of $744,000. The allowance for credit losses was increased an additional $2.9 million in order to align the accounting assumption in analyzing the allowance for credit losses.

Return on average assets and return on average equity are key measures of earnings performance. Return on average assets measures the ability of a bank to utilize its assets in generating income. Annualized return on average assets for the nine months ended September 30, 1999 was .94%, and was 1.03% for the nine months ended September 30, 1998 in each case before specific one-time merger related costs. The annualized return on average shareholders' equity, which measures the income earned on the capital invested, for the nine months ended September 30, 1999 was 13.94%, as compared to 12.71% for the nine months ended September 30, 1998 in each case before specific one-time merger related costs. Annualized return on average assets for the nine months ended September 30, 1999 was .66%, and was 1.02% for the nine months ended September 30, 1998 in each case after specific one-time merger related costs. The annualized return on average shareholders' equity, which measures the income earned on the capital invested, for the nine months ended September 30, 1999 was 9.77%, as compared to 12.56% for the nine months ended September 30, 1998 in each case after specific one-time merger related costs.

Annualized return on average assets for the quarter ended September 30, 1999 was
 .95%, as compared to 1.00% for the same period in 1998, in each case before specific one-time merger related costs. The annualized return on average shareholders' equity for the three months ended September 30, 1999 was 15.02% and 12.70%, respectively, for the same period in 1998, in each case before specific one-time merger related costs. Annualized return on average assets for the quarter ended September 30, 1999 was .17%, as compared to . 98 for the same period in 1998, in each case after specific one-time merger related costs. The annualized return on average shareholders' equity for the three months ended September 30, 1999 was 2.68% and 12.42%, respectively, for the same period in 1998, in each case after specific one-time merger related costs.

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

NET INTEREST INCOME

Net interest income represents the Company's gross profit from lending and investment activities, and is the most significant component of the Company's earnings. Net interest income is the difference between interest and related fee income on earning assets (primarily loans and investment securities) and the cost of funds (primarily deposits and short-term borrowings) supporting them. To facilitate the analysis of net interest income, the table on page 14 is presented on a taxable equivalent basis to adjust for the tax-exempt status of certain loans and investment securities. This adjustment, based on the statutory federal income tax rate of 35%, increases the tax-exempt income to an amount representing an estimate of what would have been earned if that income were fully taxable.

Taxable equivalent net interest income for the first nine months of 1999 totaled $37.30 million, increasing 6.99% from the $34.86 million recorded for the same period in 1998. The Company's average interest-earning assets increased 16.3% to $1.30 billion from September 30, 1998. This increase was primarily funded with a 17.2% increase in the Company's average interest-bearing liabilities.

For the third quarter, the taxable equivalent net interest income increased by $964,000 to $13.36 million in 1999 from the same period in 1998.

The Company's net interest margin (taxable equivalent net interest income as a percent of average interest-earning assets) was 3.80% and 4.15% for the first nine months of 1999 and 1998, respectively. The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest-bearing liabilities. This spread decreased by 31 basis points in the first nine months of 1999 when compared to the same period in the prior year. The yield on earning assets dropped 44 basis points to 7.84% from 8.28%, while the rates paid on interest-bearing liabilities decreased by only 11 basis points to 4.59%.

For the third quarter of 1999 the net interest margin was 3.84% compared to 4.21% in 1998. The spread during the period decreased by 37 basis points which was primarily caused by a decrease in the yields earned on the loan and investment portfolios. The yield on earning assets dropped by 50 basis points to 7.96%, while the rates paid on interest-bearing liabilities decreased by only 9 basis points to 4.73%.

The rate of interest earned on interest-earning assets and the rate paid on interest-bearing liabilities, while significantly affected by the actions taken by the Federal Reserve to control economic growth, are influenced by competitive factors within the Company's market. Competitive pressures during early 1999 and late 1998 for both loans and the funding sources needed to satisfy loan demand within the Company's market area caused its net interest spread to narrow. The management of the Company feels that the competitive pressures in this market will cause the net interest spread to continue to be under pressure during the remainder of 1999. Therefore, the Company is currently pursuing operating efficiencies through improved technology and is evaluating new products and services in an effort to enhance its level of noninterest income. There can be no assurance that these benefits will be realized.

NONINTEREST INCOME

Noninterest income increased $2.19 million (18.4%) for the nine months ended September 30, 1999, when compared to the same period in 1998. This increase was partially attributable to the increase in service fee income of $563,000, which was due to an increase in the volume of deposit accounts maintained, loan sale gains of $142,000 and insurance commissions of $229,000 from the Company's wholly-owned subsidiary, Frederick Underwriters Insurance, Inc. Income from the Company's bank-owned life insurance program that generates tax-exempt income to partially offset the cost of employee benefit programs increased by $340,000 from September 30, 1998.

For the third quarter of 1999, noninterest income increased $494,000. This increase was primarily caused by increased insurance commissions of $96,000, $100,000 of loan sale gains, and $82,000 from the Company's bank-owned life insurance program.

The Company's management is committed to developing and offering innovative, market-driven products and services that will generate additional sources of noninterest income. However, the future results of any of these products or services cannot be predicted at this time.

NONINTEREST EXPENSES

Noninterest expenses, excluding merger-related expenses, increased $3.61 million (11.5%) for the first nine months of 1999, when compared to the first nine months of 1998.

Total salaries and employee benefits increased $1.87 million (10.8%) over the first nine months of 1998. This increase in salaries is due in part to the full year of salary and benefits expense incurred from the First Virginia Bank acquisition on June 26, 1998. This acquisition was accounted for under the purchase method of accounting. The period prior to June 26, 1998 was not restated for salaries and benefits. Other increases in salaries and benefits are attributable to continued branch integration and increases in health care and pension expenses.

Occupancy expenses increased $873,000 (25.1%) and equipment expenses increased $483,000 (19.2%) over the first nine months of 1998. The increase in these two areas is directly attributable to the acquisition activity surrounding the purchase of First Virginia Bank, Capital Bank and First Bank. Branch upgrading, signage, computer and equipment upgrades in addition to extensive leasehold improvements have resulted in increased depreciation, maintenance and utilities expenses.

Other operating expenses increased $381,000 (4.8%) compared to the first nine months of 1998.

For the third quarter of 1999, salaries and benefits increased $266,000 (4.3%), occupancy expenses increased $215,000 (16.4%), equipment expenses increased $66,000 (7.2%), and other operating expenses increased $132,000 (4.8%). The increase in salaries and benefits costs is primarily related to the increased number of full-time equivalent employees, which increased to 517 from 502 as of September 30, 1999.

INCOME TAXES

The Company's effective tax rates for the first six months of 1999 and 1998 were 31.9% and 33.6%, respectively. The Company's income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain loans, investment securities and the bank-owned life insurance program. Additionally, the Company derives income tax benefits from a subsidiary located in the state of Delaware that holds and manages a portion of its investment portfolio.

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

Selected information concerning the Company's recorded investment in impaired loans and related interest income are summarized as follows:

(dollars in thousands)
September 30,                                                                            1999      1998
-------------------------------------------------------------------------------------- --------- ----------
Impaired loans with specific allocation of allowance for credit losses                   $4,215     $3,063
Specific allocation of allowance for credit losses                                        1,416      1,093
Other impaired loans                                                                      5,172      1,423
Average recorded investment in impaired loans                                             9,831      4,143
Interest income recognized on impaired loans based on cash payments received                145         38

Additional   information   concerning  the  Company's  recorded   investment  in
nonaccrual loans, for which impairment had not been recognized are as follows:

(dollars in thousands)
 September 30,                                                                               1999        1998
-------------------------------------------------------------------------------------- ----------- -----------
 Nonaccrual loans                                                                          $5,172      $1,270
 Interest income not recognized due to loans in nonaccrual status                              21          30
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

The provision for credit losses is charged to income in an amount necessary to maintain the allowance at the level management believes is appropriate. The allowance for credit losses was increase $2.9 million as a merger related adjustment to align the accounting assumptions in analyzing the allowance for credit losses. Charge-offs of $1.3 million in the commercial and agricultural section of the allowance for credit losses reflect merger adjustments related to First Bank.

                                                  September 30, 1999       September 30, 1998           December 31, 1998
----------------------------------------------- ------------------------ ----------------------- --------------------------------
Allowance for credit losses                                     $ 9,648                 $ 7,864                           $8,237
----------------------------------------------- ------------------------ ----------------------- --------------------------------
% of total loans net of unearned income                            1.10%                  0.99%                             1.01%
----------------------------------------------- ------------------------ ----------------------- --------------------------------
Nonaccrual loans                                                $ 8,546                 $ 5,158                           $6,419
Past due loans                                                    1,220                   4,759                            1,571
----------------------------------------------- ------------------------ ----------------------- --------------------------------
Nonperforming loans                                               9,766                   9,917                            7,990
Foreclosed properties                                             1,198                   1,951                            1,835
----------------------------------------------- ------------------------ ----------------------- --------------------------------
Nonperforming assets                                            $10,964                 $11,868                           $9,825
----------------------------------------------- ------------------------ ----------------------- --------------------------------
Allowance for credit losses to  nonperforming
loans                                                              98.8%                   79.3%                           103.1%
----------------------------------------------- ------------------------ ----------------------- --------------------------------
Nonperforming assets to total assets                                .75%                    .87%                            0.67%
----------------------------------------------- ------------------------ ----------------------- --------------------------------

ALLOWANCE FOR CREDIT LOSSES
---------------------------------------------------------------- ------------------------ -----------------------
                                                                    Nine months ended           Year ended
                                                                   September 30, 1999       December 31, 1998
---------------------------------------------------------------- ------------------------ -----------------------
Average total loans outstanding during period                                $834,135              $775,314
---------------------------------------------------------------- ------------------------ -----------------------
Allowance at beginning of year                                               $  8,237              $  7,611
---------------------------------------------------------------- ------------------------ -----------------------
Charge-offs:

   Real estate - construction                                                      --                    --
   Real estate - mortgage                                                         428                   177
   Commercial and agricultural                                                  2,406                   786
   Consumer                                                                       359                   947
---------------------------------------------------------------- ------------------------ -----------------------
               Total charge-offs                                                3,193                 1,910
---------------------------------------------------------------- ------------------------ -----------------------
Recoveries:
   Real estate - construction                                                    --                      --
   Real estate - mortgage                                                         163                    50
   Commercial and agricultural                                                    150                   130
   Consumer                                                                       113                   259
---------------------------------------------------------------- ------------------------ -----------------------
               Total recoveries                                                   426                   439
---------------------------------------------------------------- ------------------------ -----------------------
Net charge-offs (recoveries)                                                    2,767                 1,471
---------------------------------------------------------------- ------------------------ -----------------------
Additions to allowance charged to operating expenses                            4,178                 2,097
================================================================ ======================== =======================
Allowance at end of period                                                   $  9,648              $  8,237
================================================================ ======================== =======================
Ratio of net charge-offs to average total loans                                   .33%                  .19%
================================================================ ======================== =======================

ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES
------------------------------------- ------------------------ -------- -------------------------- ---------
                                        September 30, 1999      %(1)     December 31, 1998           %(1)
------------------------------------- ------------------------ -------- -------------------------- ---------
Real estate - construction                            $1,279       13%              $    949          15%
Real estate - mortgage                                 3,411       62%                 3,920          57%
Commercial and agricultural                            3,139       16%                 2,122          18%
Consumer                                               1,377        9%                   396          10%
Unallocated                                              442        --                   850          --
------------------------------------- ------------------------ -------- -------------------------- ---------
Total Allowance                                       $9,648      100%             $   8,237           100%
===================================== ======================== ======== ========================== =========


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

As of September 30, 1999, the Company had loans totaling $37.21 million that were current but as to which there are concerns as to the ability of the borrowers to comply with present loan repayment terms. While management of the Company does not anticipate any loss not previously provided for on these loans, changes in the financial condition of these borrowers may necessitate future modifications in their loan repayment terms, additional charge-offs or provisions for loan losses.

At September 30, 1999, the Company had no concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

There were no other interest-bearing assets at September 30, 1999, classifiable as nonaccrual, past due, restructured or problem assets.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest Differentials

The following table shows average balances of asset and liability categories, interest income and paid, and average yields and rates for the periods indicated:

--------------------------------------------- ---------------------------------------- ---------------------------------------
                                                         Nine months ended                       Nine months ended
                                                        September 30, 1999                       September 30, 1998
                                              ---------------------------------------- ---------------------------------------
                                                 Average       Interest     Average       Average      Interest     Average
                                                  Daily       Income(1)/     Yield/        Daily       Income(1)/    Yield/
(dollars in thousands)                           Balance         Paid         Rate        Balance        Paid         Rate
--------------------------------------------- --------------- ------------ ----------- --------------- ----------- -----------
ASSETS
Interest-earning assets:
    Interest-bearing deposits                     $    3,692     $    131       4.73%      $    2,955     $   140       6.32%
--------------------------------------------- --------------- ------------ ----------- --------------- ----------- -----------
    Federal funds sold                                16,519          647       5.22%          32,113       1,355       5.63%
--------------------------------------------- --------------- ------------ ----------- --------------- ----------- -----------
    Loans held for sale                                4,526          243       7.16%           2,841         112       5.26%
--------------------------------------------- --------------- ------------ ----------- --------------- ----------- -----------
    Investment securities:

         Taxable                                     433,807       20,150       6.19%         308,109      14,814       6.41%
         Tax exempt                                   10,091          648       8.56%           6,926         465       8.94%
--------------------------------------------- --------------- ------------ ----------- --------------- ----------- -----------
    Total investment securities                      443,898       20,798       6.25%         315,035      15,279       6.47%
--------------------------------------------- --------------- ------------ ----------- --------------- ----------- -----------
    Loans(2)                                         834,135       55,147       8.76%         767,065      52,648       9.15%
--------------------------------------------- --------------- ------------ ----------- --------------- ----------- -----------
    Total interest-earning assets                  1,302,770       76,966       7.84%       1,120,009      69,534       8.28%
    Noninterest-earning assets                       106,795                                   92,820
    Net Effect of SFAS 115                              (105)                                   3,826
--------------------------------------------- --------------- ------------ ----------- --------------- ----------- -----------
         Total assets                             $1,409,460                               $1,216,655
============================================= =============== ============ =========== =============== =========== ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:

Interest-bearing deposits                         $  801,025       25,187       4.19%      $  737,930      24,511       4.43%
Other short-term borrowings                          310,902       11,951       5.13%         234,780       9,486       5.39%
Long-term debt                                        40,250        2,533       8.39%          10,676         679       8.48%
--------------------------------------------- --------------- ------------ ----------- --------------- ----------- -----------
Total interest bearing liabilities                 1,152,177       39,671       4.59%         983,386      34,676       4.70%
--------------------------------------------- --------------- ------------ ----------- --------------- ----------- -----------
Noninterest-bearing deposits                         148,085                                  123,038
Noninterest-bearing liabilities                       14,331                                   11,650
--------------------------------------------- --------------- ------------ ----------- --------------- ----------- -----------
         Total liabilities                         1,314,593                                1,118,074
--------------------------------------------- --------------- ------------ ----------- --------------- ----------- -----------
Shareholders' equity                                  94,972                                   94,755
Net effect of unrealized gains (losses)
on securities available for sale                        (105)                                   3,826
--------------------------------------------- --------------- ------------ ----------- --------------- ----------- -----------
         Total shareholders' equity                   94,867                                   98,581
--------------------------------------------- --------------- ------------ ----------- --------------- ----------- -----------
         Total liabilities and shareholders'
          equity                                  $1,409,460                               $1,216,655
--------------------------------------------- --------------- ------------ ----------- --------------- ----------- -----------
Net interest income                                               $37,295                                 $34,858
============================================= =============== ============ =========== =============== =========== ===========
Net interest spread                                                             3.27%                                   3.58%
============================================= =============== ============ =========== =============== =========== ===========
Net interest margin                                                             3.80%                                   4.15%
============================================= =============== ============ =========== =============== =========== ===========

1 Taxable equivalent adjustments of $288,000 for 1999 and $163,000 for 1998 are included in the interest income for total interest-earning assets.

2 Nonaccruing loans, which include impaired loans, are included in the average balances. Net loan fees included in interest income totaled $2.51 million in 1999, and $1.75 in 1998.

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

As noted, the Company assumes a degree of interest rate risk as a provider of banking services to its customers. This risk can be reduced through derivative interest rate contracts, such as interest rate swaps. At September 30, 1999, the Company had one outstanding interest rate swap instrument which is used to convert certain fixed rate assets to variable rates as part of its interest rate risk management strategy. Because financial derivatives typically do not have actual principal dollars transferred between the parties, notional principal amounts are used to express the volume of such transactions. However, the notional amount of derivative contracts does not represent direct credit exposure, which the Company believes is a combination of current replacement cost of those instruments with a positive market value plus an amount for prospective market movement. The Company has established policies governing derivative activities, and the counterparties used by the Company are considered high quality credit risks. There were no past due amounts or reserves for possible derivative credit losses at September 30, 1999, nor has the Company experienced any charge-offs related to the credit risk of derivative transactions.

The notional amount of the Company's interest rate swap was $10.0 million at September 30, 1999. This instrument matures in November 2004.

The Company employs computer model simulations for monitoring interest rate sensitivity. Interest rate risk ("IRR") management has various sources and it is not simply the risk from rates rising and falling. In fact, there are four sources of IRR: repricing risk, basis risk, yield curve risk, and option risk. Gap modeling only focuses on repricing risk. Income simulations that incorporate cash flow analyses: (1) measure the size and direction of interest rate exposure under a variety of interest rate and yield curve shape scenarios; (2) provides the opportunity to capture all critical elements such as volume, maturity dates, repricing dates, prepayment volumes, and hidden options such as caps, floors, puts, and calls; (3) utilizes the data to clearly focus attention on critical variables; (4) are dynamic; and (5) reflect changes in prevailing interest rates which affect different assets and liabilities in different ways. These simulations are run on a monthly basis using an interest rate ramping technique to determine the effects on the Company's net interest income, assuming a gradual increase or decrease in interest rates. The Company has an interest rate risk management policy that limits the amount of deterioration in net interest income, associated with an assumed interest rate shock of +/-100, +/-200, and +/-300 basis points change in interest rates, to no more than 7.5% (+/-100), 10.0% (+/-200), and 12.5% (+/-300) of net interest income. The model results as of September 30, 1999 are as follows:

                                                  Change in Interest Rate Assumption
------------------------------------ ------------ ----------- ----------- ------------ ----------- -----------
(dollars in thousands)                    +100bp      +200bp      +300bp       -100bp      -200bp      -300bp
------------------------------------ ------------ ----------- ----------- ------------ ----------- -----------
Net interest income-increase
(decrease)                              $(1,614)    $(3,333)    $(4,498)       $1,618      $3,100      $3,719
Net interest income - % change            (3.28)      (6.77)      (9.14)         3.29        6.30        7.55
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

Upon early termination of derivative instruments accounted for under the accrual method, the net proceeds received or paid are deferred, if material, in the accompanying consolidated balance sheets and amortized to the interest income or expense of the related asset or liability over the lesser of the remaining contractual life of the instrument or the maturity of the related asset or liability. At September 30, 1999, and December 31, 1998, there were no deferred gains or losses in the accompanying consolidated balance sheets arising from the termination of instruments qualifying for accrual accounting prior to maturity.

CAPITAL RESOURCES

The following table shows the risk-based capital and the leverage ratios for the Company as of September 30, 1999:

                                                                                                        To Be Well
                                                                        For Capital                  Capitalized Under
                                                 Actual               Adequacy Purposes              Prompt Corrective
                                                                                                     Action Provisions:
------------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                   Amount        Ratio         Amount         Ratio          Amount         Ratio
------------------------------------------------------------------------------------------------------------------------------------
As of September 30, 1999:
Total Capital
  (to Risk-Weighted Assets):
    FCNB Corp                           $142,843       13.26%        $86,079        8.00%             N/A             N/A
    FCNB Bank                           $114,865       10.87%        $84,526        8.00%        $105,657           10.00%


Tier I Capital
  (To Risk-Weighted Assets):
    FCNB Corp                           $124,152       11.54%        $43,039        4.00%             N/A             N/A
    FCNB Bank                           $105,112        9.95%        $42,263        4.00%         $63,394            6.00%


Tier I Capital
  (To Average Assets):
    FCNB Corp                           $124,152        8.84%        $56,177        4.00%             N/A             N/A
    FCNB Bank                           $105,112        7.59%        $55,413        4.00%         $69,266            5.00%

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

YEAR 2000

The Year 2000 problem involves computer processing problems and failures arising from the fact that some existing computer programs use only the last two digits to refer to a year, and therefore do not properly recognize a year that begins with "20" instead of "19". This section will highlight how the Company is currently addressing its business areas that may be affected by the Year 2000 problem.

YEAR 2000 READINESS PLANNING

The Company has prepared a Year 2000 plan that includes contacting all of the software vendors that maintain the computer programs that the Company relies upon. As of September 30, 1999, the Company has performed risk assessments of funds providers, funds takers, fiduciary activities and systems and has assessed the Year 2000 preparedness of suppliers of data processing services to the Company. The Company's primary supplier of data processing services also has adopted a Year 2000 readiness plan and timetable to make the changes necessary for it to provide services in the Year 2000, and has provided written assurances to the Company of its progress. That supplier has been examined for Y2K readiness by federal bank examiners. The Company is also monitoring the progress of its other suppliers of data processing services.

As of September 30, 1999, the Company has implemented its Customer Awareness Program, which includes communications of Y2K readiness efforts through statement stuffers, direct mailings, brochures, newspaper and television advertisements, letters and our Internet site. The Company has additionally assessed the Year 2000 preparedness of its large customers and has contacted large commercial loan and deposit customers to determine their readiness.

As of September 30, 1999, the Company has tested all mission-critical systems and implemented any necessary changes. The Company will continue to evaluate new and existing systems throughout the remainder of 1999.

The Company is in the banking industry, which is heavily regulated. The Company's primary federal regulator is the Federal Reserve Bank. The Company is in compliance with all Federal Reserve regulations related to the Year 2000 issue.

YEAR 2000 RELATED COSTS

Since many of the programs used by the Company are "off-the-shelf" as compared to "highly customized," the cost to address Year 2000 related issues for these programs will not be as high as the costs for other companies that rely more on "highly customized" software. The Company has a budget for software, hardware and consulting costs of approximately $835,000. As of September 30, 1999, the Company has expended $126,000 for these costs in 1999, and $149,000 in 1998 for the year. The Company estimated it may incur an additional $304,000 in costs in 1999. The Company estimates these costs will be made up of fees for increased cash shipments, security guards, lost earnings on uninvested funds, and increased cash theft insurance. This area is changing very rapidly and the actual costs incurred by the Company may differ from what has been anticipated.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

    Exhibits

         No. 11 - Statement Regarding the Computation of Per Share Earnings

         No. 27 - Financial Data Schedule

    Reports on Form 8-K

On August 19, 1999, FCNB Corp (the "Company") consummated its previously announced merger of First Frederick Financial Corp ("First"), the holding company for First Bank of Frederick, with and into FCNB, and the merger of First Bank of Frederick with and into FCNB's wholly-owned subsidiary, FCNB Bank, all headquartered in Frederick, Maryland. FCNB and First executed a definitive agreement on March 12, 1999.

As a result of the Merger, each share of the $1.00 par value outstanding common stock of First was converted into 1.0434 shares of the Company's $1.00 par value common stock resulting in the issuance of approximately 1,543,012 shares of FCNB common stock, subject to adjustment to account for the elimination of fractional shares.

The consummation of the acquisition of First, which has approximately $110 million of total assets, gives FCNB approximately $1.45 billion in total assets, total deposits of approximately $972 million, and total shareholders' equity of approximately $91 million.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           FCNB CORP
                           (Registrant)

    November 12, 1999      By:   /s/ A. Patrick Linton
                              --------------------------------------------------
                                 A. Patrick Linton,
                                 President, Chief Executive Officer and Director

    November 12, 1999      By:  /s/ Mark A. Severson
                              --------------------------------------------------
                                 Mark A. Severson
                                 Senior Vice President and Treasurer