Form 10-K
period 1999-12-31
FCNB CORP
filed 2000-03-24
CIK 803644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
COMMISSION FILE NUMBER 0-15645

                                    FCNB CORP
             (Exact name of registrant as specified in its charter)

MARYLAND                                            52-1479635
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                   Identification Number)

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

The aggregate market value of Common Stock (based on $17.9375 per share) held by nonaffiliates on February 8, 2000, was approximately $184,440,048. As of March 3, 2000, there were 11,924,558 shares of Common Stock, par value $1.00 per share, of FCNB Corp issued and outstanding.

                       Documents Incorporated by Reference
Portions of the 1999 Annual Report to Shareholders for the year ended December 31, 1999, and the 2000 Proxy Statement - PARTS I, II, III, & IV

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

The information related to the Company's acquisitions during the year is contained on page 2 of the Company's 1999 Annual Report to Shareholders. Such information is incorporated herein by reference to the Annual Report.

The Bank

The Bank, a state-chartered commercial bank under the laws of the State of Maryland, was converted from a national bank in June 1993, and was originally chartered in 1818. The Bank is engaged in a general commercial and retail banking business serving individuals and businesses in Anne Arundel, Baltimore, Carroll, Frederick, Howard, Montgomery, and Prince George's counties in Maryland, Washington, D.C., and Fairfax County in Virginia. At December 31, 1999, the Bank operated eight banking offices in Frederick, Maryland, one office each in Brunswick, Catonsville, Columbia, Damascus, Eldersburg, Elkridge, Gaithersburg, Germantown, Glen Burnie, Laurel, Middletown, Monrovia, Mount Airy, Odenton, Pikesville, Poolesville, Reisterstown, Rockville, Silver Spring, Walkersville, and Westminster, Maryland, two offices in Washington, D.C., and one office in Dunn Loring, Virginia. At December 31, 1999, the Bank had total loans, net of unearned income, of approximately $903.07 million, total assets of approximately $1.49 billion, total deposits of approximately $1.03 billion, and a legal lending limit of approximately $14.91 million to any one borrower. The deposits of the Bank are insured by the FDIC.

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

PERSONAL BANKING SERVICES. A wide range of personal banking services are provided to individuals at each of the Bank's offices. Among the services provided at most locations are checking accounts, savings accounts, various savings programs, installment and other personal loans, credit card lines ("VISA"), home improvement loans, personal lines of credit, automobile and other consumer financing, safe deposit services, and mortgage loans. The Bank also offers trust, asset management, and financial planning services. Additionally, the Bank has a network of automated teller machines and is a member of the VISA, HONOR, and CIRRUS networks.

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

Supervision and Regulation

HOLDING COMPANY REGULATION. The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and as such it is subject to regulation, supervision and examination by, and reporting to, the Board of Governors of the Federal Reserve System (the "Federal Reserve"). A discussion related to the capital adequacy of the Company is contained on pages 31 and 32 of the Company's 1999 Annual Report to Shareholders. Such information is incorporated herein by reference to the Annual Report.

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

At December 31, 1999, the Bank would be deemed to be a "well capitalized" institution for purposes of Section 38 of the FDIA. Also at December 31, 1999, the Company and the Bank were in compliance with all minimum federal regulatory capital requirements, which are generally applicable to banks.

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

Employees

At December 31, 1999, the Company had approximately 610 employees of whom 14 were executive officers, 124 were other officers, 409 were full-time employees, and 63 were part-time employees.

Item 2.  Properties.

The Company owns the property on which the principal office of the Company and the main office of the Bank are located at 7200 FCNB Court, Frederick, Maryland. The Bank also owns the following properties:

---------------------------------------- --------------------------------------
               Location                             Square footage
---------------------------------------- --------------------------------------
Catonsville
919 Frederick Road
Catonsville, MD                                          3,744
---------------------------------------- --------------------------------------
Columbia
5585 Twin Knolls Road
Columbia, MD                                             3,420
---------------------------------------- --------------------------------------
E. Frederick
1303 East Patrick Street
Frederick, MD                                            2,340
---------------------------------------- --------------------------------------
Eldersburg
6229 Sykesville Road
Eldersburg, MD                                           2,160
---------------------------------------- --------------------------------------
Elkridge
7290 Montgomery Road
Elkridge, MD                                             7,000
---------------------------------------- --------------------------------------
Laurel
380 Main Street
Laurel, MD                                               3,315
---------------------------------------- --------------------------------------
Odenton
1219 Annapolis Road
Odenton, MD                                              3,782
---------------------------------------- --------------------------------------
Rosemont
1602 Rosemont Avenue
Frederick, MD                                            1,920
---------------------------------------- --------------------------------------
Route 85
5602 Buckeystown Pike
Frederick, MD                                            2,100
---------------------------------------- --------------------------------------
Square Corner
1 North Market Street
Frederick, MD                                            3,634
---------------------------------------- --------------------------------------
Walkersville
100 Commerce Drive
Walkersville, MD                                         2,510
---------------------------------------- --------------------------------------

The Bank leases the following properties:

---------------------------------------- -------------------------------------- -----------------------------------
               Location                             Square Footage                    Lease Expiration Date
---------------------------------------- -------------------------------------- -----------------------------------
Adams Morgan
1789A Columbia Road
Washington, DC  20009                                    6,181                  12/31/2004
---------------------------------------- -------------------------------------- -----------------------------------
Antietam
1595 Opossumtown Pike
Frederick, MD                                            1,750                  07/31/2003
---------------------------------------- -------------------------------------- -----------------------------------
Brunswick
94 Souder Road
Brunswick, MD                                            2,040                  04/30/2015
---------------------------------------- -------------------------------------- -----------------------------------
Damascus
9815 Main Street
Damascus, MD                                             1,000                  09/30/2001
---------------------------------------- -------------------------------------- -----------------------------------
Deerpath
6810 Deerpath Road
Elkridge, MD                                             5,718                  06/30/2000
---------------------------------------- -------------------------------------- -----------------------------------
East Frederick Trading Center
East 8th Street
Frederick MD                                             3,356                  12/31/2004
---------------------------------------- -------------------------------------- -----------------------------------
Englar Road
Route 140 & Englar Road
Westminster, MD                                          1,500                  09/30/2002
---------------------------------------- -------------------------------------- -----------------------------------
Farragut Square
815 Connecticut Avenue
Washington, DC                                           3,659                  10/31/2005
---------------------------------------- -------------------------------------- -----------------------------------
40 West
1100 West Patrick Street
Frederick, MD                                            1,867                  05/31/2003
---------------------------------------- -------------------------------------- -----------------------------------
Fox Chapel
19801 Frederick Road
Germantown, MD                                           1,950                  03/31/2001
---------------------------------------- -------------------------------------- -----------------------------------
Frederick Shopping Center
1305 West Seventh Street
Frederick, MD                                            1,440                  12/31/2003
---------------------------------------- -------------------------------------- -----------------------------------
Friendship Heights
5200 Wisconsin Avenue, NW
Washington, DC
(Land lease)                                         5,831 (Land)               12/31/2002
---------------------------------------- -------------------------------------- -----------------------------------
FSK Mall
5500 Buckeystown Pike
Frederick, MD                                             470                   07/31/2002
---------------------------------------- -------------------------------------- -----------------------------------

------------------------------------------- -------------------------------------- --------------------------------------
               Location                             Square Footage                    Lease Expiration Date
------------------------------------------- -------------------------------------- --------------------------------------
Glen Burnie
7381 Baltimore-Annapolis Blvd.
Glen Burnie, MD
(Land lease)                                            2,400 (Land)               10/31/2000
------------------------------------------- -------------------------------------- --------------------------------------
Green Valley
11801 Fingerboard Road
Monrovia, MD                                                1,200                  02/28/2001
------------------------------------------- -------------------------------------- --------------------------------------
Homewood
Crumland Farms
Frederick, MD                                                312                   10/31/2004
------------------------------------------- -------------------------------------- --------------------------------------
Kentlands
265 Kentlands Blvd.
Gaithersburg, MD                                            2,946                  11/30/2003
------------------------------------------- -------------------------------------- --------------------------------------
Middletown
819 East Main Street
Middletown, MD
(Land Lease)                                            23,705 (Land)              11/25/2009
------------------------------------------- -------------------------------------- --------------------------------------
Mt. Airy
Mt. Airy Shopping Center
Mt. Airy, MD                                                2,560                  12/31/2009
------------------------------------------- -------------------------------------- --------------------------------------
Owings Mills
11299 Owings Mills Blvd.
Owings Mills, MD                                            3,800                  02/28/2004
------------------------------------------- -------------------------------------- --------------------------------------
Patrick Center
West Patrick and Court Street
Frederick, MD                                               3,774                  11/30/2002
------------------------------------------- -------------------------------------- --------------------------------------
Patrick Center- Exec. Office
West Patrick and Court Street
Frederick, MD                                               2,033                  01/31/2006
------------------------------------------- -------------------------------------- --------------------------------------
Patrick Center - 3rd Floor
West Patrick and Court Street
Frederick, MD                                               1,765                  02/28/2006
------------------------------------------- -------------------------------------- --------------------------------------
Pikesville
1777 Reisterstown Road
Pikesville, MD                                              2,560                  11/30/2008
------------------------------------------- -------------------------------------- --------------------------------------
Poolesville
19645 Fisher Avenue
Poolesville, MD                                             2,380                  11/30/2000
------------------------------------------- -------------------------------------- --------------------------------------
Reisterstown
11702 Reisterstown Road
Reisterstown, MD                                            2,520                  02/31/2004
------------------------------------------- -------------------------------------- --------------------------------------

------------------------------------------- -------------------------------------- --------------------------------------
               Location                             Square Footage                    Lease Expiration Date
------------------------------------------- --------------------------------------- -------------------------------------
Rockville
One Church Street
Rockville, MD                                               1,907                   02/28/2005
------------------------------------------- --------------------------------------- -------------------------------------
Rockville Regional Office
One Church Street
Rockville, MD                                               6,888                   02/28/2005
------------------------------------------- --------------------------------------- -------------------------------------
Rosehill Plaza
Building C, Units 3 & 4
Frederick, MD                                               2,434                   07/31/2004
------------------------------------------- --------------------------------------- -------------------------------------
Rosemont
1706 Rosemont Avenue
Frederick, MD                                               2,000                   05/31/2007
------------------------------------------- --------------------------------------- -------------------------------------
Route 40
1370 West Patrick Street
Frederick, MD                                              14,436                   04/03/2006
------------------------------------------- --------------------------------------- -------------------------------------
Silver Spring
8121 Georgia Avenue
Silver Spring, MD                                           1,799                   05/31/2000
------------------------------------------- --------------------------------------- -------------------------------------
Tysons Corner
2230 Gallows Road
Dunn Loring, VA  22027                                      2,700                   12/31/2000
------------------------------------------- --------------------------------------- -------------------------------------
Westminster Regional Office
Winchester Exchange Bldg.
15 East Main Street
Westminster, MD                                             1,010                   12/31/2002
------------------------------------------- --------------------------------------- -------------------------------------

Frederick Underwriters, Inc. lease the following properties:

---------------------------------------- -------------------------------------- --------------------------------------
               Location                             Square Footage                      Lease Expiration Date
---------------------------------------- -------------------------------------- --------------------------------------
1209 East Street
Frederick, Maryland                                     14,500                  03/31/2001
---------------------------------------- -------------------------------------- --------------------------------------
Brunswick Shopping Center
94 Souder Road
Brunswick, MD                                             620                   02/28/2005
---------------------------------------- -------------------------------------- --------------------------------------
Carroll County Insurance
  Agency
125 Airport Drive
Westminster, MD                                          2,500                  05/31/2006
---------------------------------------- -------------------------------------- --------------------------------------

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

Item 4.  Submission of Matters to a Vote of Security Holders.

During the third quarter of 1999, there was one matter submitted for a vote to the shareholders. The meeting was held on August 12, 1999, to vote on the acquisition of First Frederick Financial Corporation. The total number of votes was 8,344,719 of which 6,842,670 were voted FOR the transaction.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

The information required by this item is contained on page 37 of the Company's 1999 Annual Report to Shareholders. Such information is incorporated herein by reference to the Annual Report.

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

A discussion related to dividend limitations is contained on page 30 of the Company's 1999 Annual Report to Shareholders. Such information is incorporated herein by reference to the Annual Report.

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

Item 6.  Selected Financial Data.

The information required by this item is contained on page 15 of the Company's 1999 Annual Report to Shareholders. Such information is incorporated herein by reference to the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is contained on pages 2 to 14 of the Company's 1999 Annual Report to Shareholders. Such information is incorporated herein by reference to the Annual Report.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is contained on pages 5 to 7 of the Company's 1999 Annual Report to Shareholders. Such information is incorporated herein by reference to the Annual Report.

Item 8.  Financial Statements and Supplementary Data.

The information required by this item is contained in the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing on pages 16 to 36 of the Company's 1999 Annual Report to Shareholders. Such information is incorporated herein by reference to the Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information required by this item is contained on pages 3 to 5 of the Company's 2000 Proxy Statement. Such information is incorporated herein by reference to the Proxy Statement.

Executive Officers of the Company.

Information concerning non-director executive officers of the Registrant is as follows:

MARTIN S. LAPERA (age 47) is the Executive Vice President of the Company. Mr. Lapera is the Executive Vice President, Chief Operating Officer and Chief Lending Officer of the Bank.

CHARLES E. WELLER (age 51) became a Senior Vice President of the Company in January 1996 after having been a Vice President of the Company since March 24, 1995. Mr. Weller was President of Elkridge Bank until it was merged with the Bank on March 7, 1998.

MARK A. SEVERSON (age 46) became a Senior Vice President and Treasurer of the Company in January 1996 after having been the Vice President and Treasurer. Mr. Severson is the Senior Vice President and Chief Financial Officer of the Bank.

FERN W. MERCER (age 62) is a Vice President of the Company and is a Senior Vice President of the Bank.

HELEN G. HAHN (age 63) is a Vice President and Secretary of the Company. Mrs. Hahn is a Senior Vice President and Cashier of the Bank.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this item is contained on page 14 of the Company's 2000 Proxy Statement. Such information is incorporated herein by reference to the Proxy Statement.


                                VOTING SECURITIES

The information required by this item is contained on page 7 of the Company's 2000 Proxy Statement. Such information is incorporated herein by reference to the Proxy Statement.

Item 11.  Executive Compensation.

COMPENSATION OF DIRECTORS

The information required by this item is contained on page 5 to 6 of the Company's 2000 Proxy Statement. Such information is incorporated herein by reference to the Proxy Statement.

EXECUTIVE OFFICERS' COMPENSATION AND CERTAIN TRANSACTIONS

COMPENSATION - OVERVIEW

The information required by this item is contained on pages 8 to 12 of the Company's 2000 Proxy Statement. Such information is incorporated herein by reference to the Proxy Statement.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)  Documents filed as a part of the Report:

               1. The following consolidated financial statements included in the 1999 Annual Report to Shareholders are incorporated herein by reference under Item 8 of this Report:

                                                                   Page Number
                                                                in Annual Report

                    Consolidated Balance Sheets                        16

                    Consolidated Statements of Income                  17

                    Consolidated Statements of Changes
                    in Shareholders' Equity                            18

                    Consolidated Statements of Cash
                    Flows                                           19-20

                    Notes to Consolidated Financial
                    Statements                                      21-36

                    Report of Independent Auditors                     36

               2. All schedules for which provision is made in the accounting regulations of the Securities and Exchange Commission are not applicable or are not required under the related instruction and therefore have been omitted.

               3.   Exhibits required by Item 601 of Regulation S-K:

               Exhibit No.   Item.
               -----------   -----

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

               Exhibit No.   Item.
               -----------   -----

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

                 11          Statement   Regarding   Computation  of  Basic  and
                             Diluted Per Share Earnings, filed herewith.

                 12 Statement Regarding Computation of Ratios, filed herewith.

                 13 The Company's 1999 Annual Report to Shareholders, filed herewith.

                 21 A statement of the subsidiaries of FCNB Corp, filed herewith.

               Exhibit No.   Item.
               -----------   -----

                 23          Consent of Independent Auditor

                 24          Power of Attorney

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

          (b) An 8-K was filed under Item 5. Other Events on October 15, 1999 announcing the completion of the acquisition of First Frederick Financial Corporation and its wholly-owned subsidiary First Bank of Frederick.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FCNB CORP
                                           (Registrant)

Date:  March 21, 2000                      By:/s/A. Patrick Linton
---------------------                      -----------------------
                                           A. Patrick Linton
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

                                  PRINCIPAL EXECUTIVE OFFICER:

Date:  March 21, 2000             /s/ A. Patrick Linton
---------------------             ----------------------------------------------
                                  A. Patrick Linton
                                  President, Chief Executive Office and Director

                                   PRINCIPAL FINANCIAL AND
                                   ACCOUNTING OFFICER:

Date:  March 21, 2000             /s/Mark Severson
---------------------             ----------------------------------------------
                                  Mark Severson
                                  Senior Vice President and Treasurer

Date:  March 21, 2000             /s/ George B. Callan, Jr.*
---------------------             ----------------------------------------------
                                  George B. Callan, Jr., Director

Date:  March 21, 2000             /s/ Shirley D. Collier*
---------------------             ----------------------------------------------
                                  Shirley D. Collier, Director

Date:  March 21, 2000             /s/ Miles M. Circo*
---------------------             ----------------------------------------------
                                  Miles M. Circo, Director

Date:  March 21, 2000             /s/Clyde C. Crum*
---------------------             ----------------------------------------------
                                  Clyde C. Crum, Director

Date:  March 21, 2000             /s/James S. Grimes*
---------------------             ----------------------------------------------
                                  James S. Grimes, Director

Date:  March 21, 2000              /s/Bernard L. Grove, Jr.*
---------------------             ----------------------------------------------
                                  Bernard L. Grove, Jr., Director

Date:  March 21, 2000             /s/Gail T. Guyton*
---------------------             ----------------------------------------------
                                  Gail T. Guyton, Director

Date:  March 21, 2000             /s/Jacob R. Ramsburg, Jr.*
---------------------             ----------------------------------------------
                                  Jacob R. Ramsburg, Jr., Director

Date:  March 21, 2000             /s/Kenneth W. Rice*
---------------------             ----------------------------------------------
                                  Kenneth W. Rice, Director

Date:  March 21, 2000             /s/Rand D. Weinberg*
---------------------             ----------------------------------------------
                                  Rand D. Weinberg, Director

Date:  March 21, 2000             /s/DeWalt J. Willard, Jr.*
---------------------             ----------------------------------------------
                                  DeWalt J. Willard, Jr., Director

*By A. Patrick Linton, attorney-in-fact pursuant to power of attorney.