Form 10-Q
period 2000-03-31
FCNB CORP
filed 2000-05-15
CIK 803644

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For Quarter Ended            Commission file number
                  March 31, 2000                      0-15645

                                    FCNB Corp
             (Exact name of registrant as specified in its charter)

                           MARYLAND                                             52-1479635
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)

             7200 FCNB Court, Frederick, Maryland                                 21703
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

                                Yes  X     No
                                   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $1 par value per share, 11,924,558 shares outstanding as of April 30, 2000.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

FCNB CORP AND SUBSIDIARY

--------------------------------------------------------------- ------------------------- --------------------------
Consolidated Balance Sheets                                           (Unaudited)                (Unaudited)
(dollars in thousands, except per share amounts)                     March 31, 2000           December 31, 1999
--------------------------------------------------------------- ------------------------- --------------------------
ASSETS
Cash and due from banks                                                      $53,597                    $39,323
Interest-bearing deposits in other banks                                       1,450                     28,737
Federal funds sold                                                            28,402                      8,317
--------------------------------------------------------------- ------------------------- --------------------------
        Cash and cash equivalents                                             83,449                     76,377
--------------------------------------------------------------- ------------------------- --------------------------
Loans held for sale                                                              239                        878
--------------------------------------------------------------- ------------------------- --------------------------
Investment securities held to maturity at amortized
     cost-fair value of $20,765 in 2000 and $21,164
     in 1999                                                                  20,984                     21,263
--------------------------------------------------------------- ------------------------- --------------------------
Investment securities available for sale-at fair value                       409,938                    404,818
--------------------------------------------------------------- ------------------------- --------------------------
Restricted stock, at cost                                                     15,601                     16,061
--------------------------------------------------------------- ------------------------- --------------------------
Loans - net of unearned income                                               928,669                    903,072
Less:   Allowance for credit losses                                          (9,602)                   (10,043)
--------------------------------------------------------------- ------------------------- --------------------------
        Net loans                                                            919,067                    893,029
--------------------------------------------------------------- ------------------------- --------------------------
Bank premises and equipment                                                   25,672                     25,543
Other assets                                                                  71,600                     67,827
--------------------------------------------------------------- ------------------------- --------------------------
        Total assets                                                      $1,546,550                 $1,505,796
=============================================================== ========================= ==========================
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
     Noninterest-bearing deposits                                           $179,113                   $163,581
     Interest-bearing deposits                                               885,418                    865,278
--------------------------------------------------------------- ------------------------- --------------------------
        Total deposits                                                     1,064,531                  1,028,859
--------------------------------------------------------------- ------------------------- --------------------------
Short-term borrowings:
     Federal funds purchased and securities sold
       under agreements to repurchase                                         62,682                     59,995
     Other short-term borrowings                                             276,265                    269,268
Long-term debt:
     Guaranteed preferred beneficial interests in the
       Company's subordinated debenture                                       40,250                     40,250
Accrued interest and other liabilities                                        15,069                     17,659
--------------------------------------------------------------- ------------------------- --------------------------
        Total liabilities                                                  1,458,797                  1,416,031
--------------------------------------------------------------- ------------------------- --------------------------
SHAREHOLDERS' EQUITY
Preferred stock, per share par value $1.00;
   1,000,000 shares authorized; none outstanding                                  --                         --
Common stock, per share par value $1.00;
   50,000,000 shares authorized:  11,924,558
   shares in 2000 and 11,923,775 shares in 1999
   issued and outstanding                                                     11,925                     11,924
Capital surplus                                                               54,425                     54,316
Retained earnings                                                             34,204                     32,581
Accumulated other comprehensive income (loss)                               (12,801)                    (9,056)
--------------------------------------------------------------- ------------------------- --------------------------
        Total shareholders' equity                                            87,753                     89,765
--------------------------------------------------------------- ------------------------- --------------------------
        Total liabilities and shareholders' equity                        $1,546,550                 $1,505,796
=============================================================== ========================= ==========================

FCNB CORP AND SUBSIDIARY
Consolidated Statements of Income and Comprehensive Income (Unaudited)

------------------------------------------------------------------- ------------------------------------------------
                                                                                For the 3 months ended
------------------------------------------------------------------- --------------------- --------------------------
(dollars in thousands, except per share amounts)                       March 31, 2000          March 31, 1999
------------------------------------------------------------------- --------------------- --------------------------
Interest income:
       Interest and fees on loans                                              $20,000               $17,936
       Interest and dividends on investment securities:
           Taxable                                                               6,688                 6,535
           Tax exempt                                                              129                   146
           Dividends                                                               429                   369
       Interest on federal funds sold                                              337                   159
       Other interest income                                                        81                    37
------------------------------------------------------------------- --------------------- --------------------------
           Total interest income                                                27,664                25,182
------------------------------------------------------------------- --------------------- --------------------------
Interest expense:
       Interest on deposits                                                      9,514                 8,229
       Interest on federal funds purchased and securities
         sold under agreements to repurchase                                       806                   749
       Interest on other short-term borrowings                                   3,869                 3,231
       Interest on long-term debt                                                  844                   844
------------------------------------------------------------------- --------------------- --------------------------
           Total interest expense                                               15,033                13,053
------------------------------------------------------------------- --------------------- --------------------------
Net interest income                                                             12,631                12,129
Provision for credit losses                                                        450                   498
------------------------------------------------------------------- --------------------- --------------------------
Net interest income after provision for credit losses                           12,181                11,631
------------------------------------------------------------------- --------------------- --------------------------
Noninterest income:
       Service fees                                                              1,436                 1,303
       Insurance commissions                                                     1,663                 1,410
       Net securities gains                                                        167                   382
       Gain on sale of loans                                                        51                   311
       Income from bank-owned life insurance                                       390                   384
       Other operating income                                                    1,041                   799
------------------------------------------------------------------- --------------------- --------------------------
           Total noninterest income                                              4,748                 4,589
------------------------------------------------------------------- --------------------- --------------------------
Noninterest expenses:
       Salaries and employee benefits                                            6,749                 6,284
       Occupancy expenses                                                        1,367                 1,386
       Equipment expenses                                                        1,106                   922
       Merger-related expenses                                                      --                   122
       Other operating expenses                                                  2,494                 2,637
------------------------------------------------------------------- --------------------- --------------------------
           Total noninterest expenses                                           11,716                11,351
------------------------------------------------------------------- --------------------- --------------------------
Income before provision for income taxes                                         5,213                 4,869
Income tax expense                                                               1,681                 1,593
Net income                                                                       3,532                 3,276
------------------------------------------------------------------- --------------------- --------------------------

Other comprehensive income (loss), net of tax:
        Unrealized gains (losses) on securities:
                 Unrealized holding gains (losses) arising during
                 period, net of taxes of ($2,393), and ($1,318),
                 respectively                                                  (3,647)               (2,120)
                 Less:  reclassification adjustment for gain (losses)
                 included in net income, net of taxes of $69 and
                 $144, respectively                                                 98                   238
------------------------------------------------------------------- --------------------- --------------------------
Other comprehensive income (loss), net of taxes of ($2,462)
   and ($1,462), respectively                                                  (3,745)               (2,358)
=================================================================== ===================== ==========================
Comprehensive income                                                            $(213)                  $972
=================================================================== ===================== ==========================
Basic earnings per share                                                         $0.30                 $0.28
=================================================================== ===================== ==========================
Diluted earnings per share                                                       $0.30                 $0.27
=================================================================== ===================== ==========================

FCNB CORP AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2000 and 1999


--------------------------------------------------------------------------- ------------ -----------
(dollars in thousands)                                                         2000         1999
--------------------------------------------------------------------------- ------------ -----------
Cash flows from operating activities:
Net income                                                                       $3,532      $3,276
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                     928         891
  Provision for credit losses                                                       450         498
  Provision for deferred income taxes (benefits)                                   (15)          --
  Net premium amortization (discount accretion) on investment securities
     securities                                                                    (89)         110
  Accretion of net loan origination fees                                          (207)       (351)
  Net securities (gains) losses                                                   (167)       (382)
  Net (gain) loss on sale of foreclosed properties                                 (28)          37
  Net (gain) loss on disposition of bank premises and equipment                      12          --
  Decrease (increase) in other assets                                           (1,466)       1,582
  Decrease (increase) in loans held for sale(1)                                     639       1,321
  Increase (decrease) in accrued interest and other liabilities                 (2,590)       2,546
--------------------------------------------------------------------------- ------------ -----------
                  Net cash provided by operating activities                         999       9,528
--------------------------------------------------------------------------- ------------ -----------
Cash flow from investing activities:
   Proceeds from sales of investment securities - available for sale              9,817       4,965
   Proceeds from maturities of investment securities - available for sale        20,473      34,327
   Proceeds from maturities of investment securities - held to maturity             301         424
   Purchases of investment securities - available for sale                     (40,921)    (26,253)
   Net decrease (increase) in loans                                            (26,281)    (10,957)
   Purchases of bank premises and equipment                                       (956)       (862)
   Proceeds from dispositions of bank premises and equipment                          5          --
   Purchase of foreclosed properties                                                 --        (59)
   Proceeds from dispositions of foreclosed properties                              167         543
--------------------------------------------------------------------------- ------------ -----------
                  Net cash (used in) provided by investing activities          (37,395)       2,128
--------------------------------------------------------------------------- ------------ -----------
Cash flows from financing activities:
   Net increase (decrease) in noninterest-bearing deposits, NOW
      accounts, money market accounts and savings accounts                       27,585    (17,922)
   Net increase (decrease) in time deposits                                       8,085     (2,776)
   Net increase (decrease) in short-term borrowings                               9,684    (27,910)
   Proceeds from sale of stock                                                       23          62
   Dividend reinvestment plan                                                        --        (15)
   Dividends paid                                                               (1,909)     (1,559)
--------------------------------------------------------------------------- ------------ -----------
                  Net cash (used in) provided by financing activities            43,468    (50,120)
--------------------------------------------------------------------------- ------------ -----------
Increase (decrease) in cash and cash equivalents                                  7,072    (38,464)
Cash and cash equivalents:
   Beginning of period                                                           76,377      92,138
--------------------------------------------------------------------------- ------------ -----------
   End of period                                                                $83,449     $53,674
=========================================================================== ============ ===========

                                   (CONTINUED)

FCNB CORP AND SUBSIDIARY
Consolidated  Statements  of Cash Flows  (Unaudited)
For the three months ended
March 31, 2000 and 1999

                                   (CONTINUED)


(dollars in thousands)                                                    2000             1999
--------------------------------------------------------------- ----------------- ----------------
Supplemental disclosures
  Interest paid                                                          $14,976          $13,040
=============================================================== ================= ================
  Income taxes paid (refunds)                                             $(573)              $24
=============================================================== ================= ================
Supplemental schedule of noncash investing and financing activities:
  Foreclosed properties acquired in settlement of loans                      $--              $--
  Seller financed disposition of property                                    $--              $--
  Surplus from stock option transactions                                     $87              $30
=============================================================== ================= ================


(1) Loans held for sale are generally held for periods of ninety days or less.

FCNB CORP AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - The accompanying unaudited consolidated financial statements for FCNB Corp (the "Company") have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements have been prepared utilizing the interim basis of reporting and, as such, reflect all adjustments which are normal and recurring in nature and are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. The financial data for the first quarter of 1999 has been restated to reflect the effects of the acquisition of First Frederick Financial Corporation in August 1999, which was accounted for using the pooling-of-interests method.

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

The following table represents the combined and separate results of First and the Company for the period preceding the acquisitions.

------------------------------------ -------------- ----------------- ----------------- ------------------
                                                                                 Basic            Diluted
(dollars in thousands                        Total               Net          earnings           earnings
except per share data)                      income            income         per share          per share
------------------------------------ -------------- ----------------- ----------------- ------------------
Quarter ended March 31, 1999
Company                                    $26,858            $2,898             $0.29              $0.29
First                                        2,913               378                --                 --
------------------------------------ -------------- ----------------- ----------------- ------------------
Combined                                   $29,771            $3,276             $0.28              $0.27
==================================== ============== ================= ================= ==================


Note 3 - Investments: Using the criteria specified in Statement 115, the Company classifies its investments in debt and equity securities at March 31, 2000, and December 31, 1999, into two categories: held-to-maturity and available-for-sale.

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

As of March 31, 2000, the gross unrealized losses in the Company's investment portfolio were $374,000 in the held-to-maturity investment portfolio and $22.80 million in the available-for-sale investment portfolio compared to $279,000 and $16.37 million, respectively, as of December 31, 1999. As of March 31, 2000, the gross unrealized gains in the Company's investment portfolio were $155,000 in the held-to-maturity investment portfolio and $1.76 million in the available-for-sale investment portfolio compared to $180,000 and $1.54 million, respectively, as of December 31, 1999. Since the Company's held-to-maturity investment portfolio includes fixed rate investment securities that have below current market interest rates, the future operating results of the Company would be negatively impacted in an increasing rate environment. This reduction in net interest income would result because the cost of funding the Company's operations increases, while the income earned on the held-to-maturity portfolio remains constant.

The amortized cost and estimated fair value of securities classified as held-to-maturity at March 31, 2000, are as follows:

HELD-TO-MATURITY PORTFOLIO

------------------------------------------------------ -------------- -------------- -------------- --------------
                                                                          Gross          Gross
March 31, 2000                                           Amortized     Unrealized     Unrealized      Estimated
(dollars in thousands)                                     Cost           Gains         Losses       Fair Value
------------------------------------------------------ -------------- -------------- -------------- --------------
U. S. Treasury and other U.S. government
  agencies and corporations                                $11,000            $--          $131        $10,869
State and political subdivision                              5,078            153           165          5,066
Mortgage-backed debt securities                              4,906              2            78          4,830
------------------------------------------------------ -------------- -------------- -------------- --------------
                                                           $20,984           $155          $374        $20,765
====================================================== ============== ============== ============== ==============

The amortized cost and estimated fair value of securities classified as available-for-sale at March 31, 2000, are as follows:

AVAILABLE-FOR-SALE-PORTFOLIO

------------------------------------------------------ -------------- -------------- -------------- --------------
                                                                          Gross          Gross
March 31, 2000                                           Amortized     Unrealized     Unrealized      Estimated
(dollars in thousands)                                     Cost           Gains         Losses       Fair Value
------------------------------------------------------ -------------- -------------- -------------- --------------
U. S. Treasury and other U.S. government agencies
and corporations                                          $197,717            $ 9        $8,339       $189,387
Corporate bonds                                             66,074            131         5,510         60,695
Mortgage-backed debt securities                            141,656             16         5,305        136,367
State and political subdivisions                             4,778             --           312          4,466
Equity securities                                           20,753          1,608         3,338         19,023
------------------------------------------------------ -------------- -------------- -------------- --------------
                                                          $430,978         $1,764       $22,804       $409,938
====================================================== ============== ============== ============== ==============

The gross realized gains on securities sold from the available-for-sale portfolio for the first three months of 2000 and 1999 are $268,000 and $382,000, respectively. The gross realized losses on securities sold from the available-for-sale portfolio for the first three months of 2000 are $101,000 and -0- for 1999, respectively.

The amortized cost and estimated fair value of securities classified as held-to-maturity and available-for-sale at March 31, 2000, summarized by contractual maturity, are as follows:

                                                 Held-to-maturity                  Available-for-sale
---------------------------------------- ----------------- ---------------- ----------------- ----------------
March 31, 2000                                             Estimated Fair                     Estimated Fair
(dollars in thousands)                    Amortized Cost        Value        Amortized Cost        Value
---------------------------------------- ----------------- ---------------- ----------------- ----------------
Due in one year or less                          $355             $355             $4,189          $4,180
Due after one through five years               13,302           13,323             86,053          84,772
Due after five through ten years                  350              351            111,100         104,607
Due after ten years                             2,071            1,906             67,227          60,989
Mortgage-backed debt securities                 4,906            4,830            141,656         136,367
Equity securities                                  --               --             20,753          19,023
---------------------------------------- ----------------- ---------------- ----------------- ----------------
                                              $20,984          $20,765           $430,978        $409,938
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

The amortized cost and estimated fair value of securities classified as held-to-maturity at December 31, 1999, are as follows:

HELD-TO-MATURITY PORTFOLIO

---------------------------------------------- ------------- --------------- ---------------- -----------------
                                                                 Gross            Gross          Estimated
                                                Amortized      Unrealized      Unrealized           Fair
(Dollars in thousands)                             Cost          Gains           Losses            Value
---------------------------------------------- ------------- --------------- ---------------- -----------------
December 31, 1999
U.S. Treasury and other
U.S. government agencies
and corporations                                   $11,000            $--             $41          $10,959
State and political subdivisions                     5,054            178             149            5,083
Mortgage-backed debt securities                      5,209              2              89            5,122
---------------------------------------------- ------------- --------------- ---------------- -----------------
                                                   $21,263           $180            $279          $21,164
============================================== ============= =============== ================ =================


The amortized cost and estimated fair value of securities available-for-sale at December 31, 1999, are as follows:

AVAILABLE-FOR-SALE-PORTFOLIO

---------------------------------------------- ------------- --------------- ---------------- -----------------
                                                                 Gross            Gross          Estimated
                                                Amortized      Unrealized      Unrealized           Fair
(Dollars in thousands)                             Cost          Gains           Losses            Value
---------------------------------------------- ------------- --------------- ---------------- -----------------
December 31, 1999
U.S. Treasury and other
U.S. government agencies
and corporations                                  $194,699            $94          $6,745         $188,048
Mortgage-backed debt securities                    137,620             28           3,700          133,948
Corporate bonds                                     63,714             81           3,942           59,853
State and political subdivisions                     4,782             --             286            4,496
Equity securities                                   18,837          1,333           1,697           18,473
---------------------------------------------- ------------- --------------- ---------------- -----------------
                                                  $419,652         $1,536         $16,370         $404,818
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

                                                                    March 31,
--------------------------------------------------------- ------------- -------------
                                                              2000          1999
Basic EPS weighted-average shares outstanding               11,924,474    11,602,624
Effect of dilutive securities - stock options                   28,723       336,030
--------------------------------------------------------- ------------- -------------
Diluted EPS weighted-average shares outstanding             11,953,197    11,938,654
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

Upon early termination of derivative instruments accounted for under the accrual method, the net proceeds received or paid are deferred, if material, in the accompanying consolidated balance sheets and amortized to the interest income or expense of the related asset or liability over the lesser of the remaining contractual life of the instrument or the maturity of the related asset or liability. At March 31, 2000, there were $159,000 of gains in the accompanying consolidated income statement arising from the termination of instruments qualifying for accrual accounting prior to maturity, but no gains recognized as of March 31, 1999.

Note 6 - Comprehensive Income: The Company follows Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income" (Statement 130) for reporting comprehensive income. Comprehensive income, as defined by Statement 130, is the change in equity of a business enterprise during a reporting period from transactions and other events and circumstances from non-owner sources. In addition to the Company's net income, change in equity components under comprehensive income reporting include the net change in unrealized gain or loss on securities available-for-sale.

The following tables summarize the related tax effect of unrealized gains (losses) on securities available-for-sale included in other comprehensive income shown in the consolidated statements of income and comprehensive income.

For the three months ended March 31, 2000:

------------------------------------------------ --------------------- ---------------- ---------------------
                                                                       Tax Expense      Net Amount
                                                 Pre-tax Amounts       (Benefits)
------------------------------------------------ --------------------- ---------------- ---------------------
Unrealized holding gains (losses) arising
   during period                                             $(6,040)         $(2,393)              $(3,647)
Less:  reclassification adjustment for
   gains(losses) included in net income                           167               69                    98
------------------------------------------------ --------------------- ---------------- ---------------------
Net unrealized gains (losses) on securities                  $(6,207)         $(2,462)              $(3,745)
------------------------------------------------ --------------------- ---------------- ---------------------

For the three months ended March 31, 1999:

------------------------------------------------ --------------------- ---------------- ---------------------
                                                                       Tax Expense      Net Amount
                                                 Pre-tax Amounts       (Benefits)
------------------------------------------------ --------------------- ---------------- ---------------------
Unrealized holding gains (losses) arising
   during period                                             $(3,438)         $(1,318)              $(2,120)
Less:  reclassification adjustment for
   gains(losses) included in net income                           382              144                   238
------------------------------------------------ --------------------- ---------------- ---------------------
Net unrealized gains (losses) on securities                  $(3,820)         $(1,462)              $(2,358)
------------------------------------------------ --------------------- ---------------- ---------------------

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

The following discussion and related financial data for the Company provides an overview of the financial condition and results of operations of the Company and its wholly-owned subsidiary, which is presented on a consolidated basis. The principal subsidiary of the Company is FCNB Bank. For the first three months, the Company reported earnings of $3.53 million in 2000 and $3.28 million in 1999. However, net income before specific one-time merger related costs was $3.52 million in 2000 compared to $3.36 million for the same period in 1999.

Return on average assets and return on average equity are key measures of earnings performance. Return on average assets measures the ability of a bank to utilize its assets in generating income. Annualized return on average assets for the three months ended March 31, 2000, was .94%, compared to .96% for the same period in 1999, in each case before specific one-time merger related costs. Annualized return on average assets for the three months ended March 31, 2000, was .94% compared to .93% for the same period in 1999, in each case after specific one-time merger related costs. The annualized return on average shareholders' equity, which measures the income earned on the capital invested, for the three months ended March 31, 2000, was 16.38% compared to 13.72% for the three months ended March 31, 1999, in each case before specific one-time merger related costs. Annualized return on average shareholders' equity for the three months ended March 31, 2000, was 16.44%, compared to 13.37% for the same period in 1999,in each case after specific one-time merger related costs.

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

Net Interest Income

Net interest income represents the Company's gross profit from lending and investment activities, and is the most significant component of the Company's earnings. Net interest income is the difference between interest and related fee income on earning assets (primarily loans and investment securities) and the cost of funds (primarily deposits and short-term borrowings) supporting them. To facilitate the analysis of net interest income, the table on page 14 is presented on a taxable equivalent basis to adjust for the tax-exempt status of certain loans and investment securities. This adjustment, based on the statutory federal income tax rate of 35%, increases the tax-exempt income to an amount representing an estimate of what could have been earned if that income were fully taxable.

Taxable equivalent net interest income for the first three months of 2000 totaled $12.71 million, increasing 3.7% from the $12.26 million recorded for the same period in 1999. The Company's average interest-earning assets for the three months ended March 31, 2000, increased 8.3%, to $1.41 billion, from $1.30 billion for the three months ended March 31, 1999. This increase was primarily funded with a 7.9% increase in the Company's average interest-bearing liabilities.

The Company's net interest margin (taxable equivalent net interest income as a percent of average interest-earning assets) was 3.62% and 3.78% for the first quarter of 2000 and 1999, respectively. The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest-bearing liabilities. This spread decreased by 21 basis points in the first quarter of 2000 when compared to the same period in the prior year. The yield on earning assets increased to 7.90% from 7.81%, while the rates paid on interest-bearing liabilities increased 31 basis points to 4.84%.

The rate of interest earned on interest-earning assets and the rate paid on interest-bearing liabilities, while significantly affected by the actions taken by the Federal Reserve to control economic growth, are influenced by competitive factors within the Company's market. Competitive pressures during early 2000 and late 1999 for both loans and the funding sources needed to satisfy loan demand within the Company's market area caused its net interest spread to narrow. The management of the Company feels that the competitive pressures in this market will cause the net interest spread to continue to be under pressure during 2000. Therefore, the Company is currently pursuing operating efficiencies through improved technology and is evaluating new products and services in an effort to enhance its level of noninterest income. There can be no assurance that these benefits will be realized.

There is currently proposed legislation, which would permit the payment of interest on business checking accounts. The exact nature of any legislation, which may ultimately be approved, is uncertain. The impact of the payment of interest on the checking accounts would likely be negative on the Company's net interest income and other indicators of financial performance for other financial institutions.

Noninterest Income

Noninterest income increased $159,000 or 3.5% for the three months ended March 31, 2000, when compared to the same period in 1999. This increase was partially attributable to the increase in service fee income of $133,000, which was due to an increase in the volume of deposit accounts maintained. Insurance commission income increased in 2000 to $1.66 million from the $1.41 million realized in 1999. Security gains decreased in 2000 to $167,000 from the $382,000 realized in 1999. Gain on sale of loans decreased to $51,000 in 2000 from $311,000 in 1999.

The Company's management is committed to developing and offering innovative, market-driven products and services that will generate additional sources of noninterest income. However, the future results of any of these products or services cannot be predicted at this time.

Noninterest Expenses

Noninterest expenses increased $365,000 or 3.2% for the first three months of 2000, when compared to the first three months of 1999.

Total salaries and employee benefits increased $465,000 or 7.4%, over the first three months of 2000. The increase in salaries and benefits reflect general merit and cost of living adjustments in addition to increases in health care and pension expenses.

Occupancy expenses decreased $19,000 or (1.4%) and equipment expenses increased $184,000 or 20.0% over the first three months of 1999. The increase in equipment expense is directly attributable to the activity surrounding the acquisition of First Frederick Financial Corporation. Branch upgrading, signage, computer and equipment upgrades have resulted in increased depreciation and maintenance expenses.

Other operating expenses decreased $143,000 or 5.4% compared to the first three months of 1999.

Income Taxes

The Company's effective tax rates for the first three months of 2000 and 1999 were 32.2% and 32.7%, respectively. The Company's income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain loans, investment securities and the bank-owned life insurance program. Additionally, the Company derives income tax benefits from a subsidiary located in the state of Delaware that holds and manages a portion of its investment portfolio.

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

Selected information concerning the Company's recorded investment in impaired loans and related interest income are summarized as follows:

(dollars in thousands)
March 31,                                                                              2000      1999
------------------------------------------------------------------------------------ --------- ----------
Impaired loans with specific allocation of allowance for credit losses                 $5,190     $2,956
Specific allocation of allowance for credit losses                                      1,253        977
Other impaired loans                                                                    3,669      4,575
Average recorded investment in impaired loans                                           8,859      7,571
Interest income recognized (reversed) on impaired loans based on cash
  payments received                                                                      (35)         42

Additional   information   concerning  the  Company's  recorded   investment  in
nonaccrual loans, for which impairment had not been recognized are as follows:

(dollars in thousands)
 March 31,                                                                                   2000        1999
-------------------------------------------------------------------------------------- ----------- -----------
 Nonaccrual loans                                                                            $-0-        $638
 Interest income recognized due to loans in nonaccrual status                                  22         (5)
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

The provision for credit losses is charged to income in an amount necessary to maintain the allowance at the level management believes is appropriate.

                                          March 31, 2000          March 31, 1999         December 31, 1999
------------------------------------- ----------------------- ------------------------ -----------------------
Allowance for credit losses                           $9,602                   $8,508                 $10,043
===================================== ======================= ======================== =======================
% of  total  loans  net of  unearned
income                                                 1.03%                    1.03%                   1.11%
===================================== ======================= ======================== =======================
Nonaccrual loans                                       8,686                    9,778                  10,605
Past due loans                                         2,013                    2,384                     674
------------------------------------- ----------------------- ------------------------ -----------------------
Nonperforming loans                                   10,699                   12,162                  11,279
Foreclosed properties                                    823                    1,100                     962
------------------------------------- ----------------------- ------------------------ -----------------------
Nonperforming assets                                 $11,522                  $13,262                 $12,241
===================================== ======================= ======================== =======================
Allowance   for  credit   losses  to
nonperforming loans                                    89.7%                    70.0%                   89.0%
===================================== ======================= ======================== =======================
Nonperforming assets to total assets                    .75%                    0.94%                   0.81%
===================================== ======================= ======================== =======================

ALLOWANCE FOR CREDIT LOSSES

---------------------------------------------------------------- --------------------- ----------------------
                                                                  Three months ended        Year ended
                                                                    March 31, 2000       December 31, 1999
---------------------------------------------------------------- --------------------- ----------------------
Average total loans outstanding during period                             $914,010             $851,705
---------------------------------------------------------------- --------------------- ----------------------
Allowance at beginning of year                                             $10,043               $8,237
---------------------------------------------------------------- --------------------- ----------------------
Charge-offs:
   Real estate - construction                                                   --                   --
   Real estate - mortgage                                                      441                  702
   Commercial and agricultural                                                 678                2,619
   Consumer                                                                    374                  519
---------------------------------------------------------------- --------------------- ----------------------
               Total charge-offs                                             1,493                3,840
---------------------------------------------------------------- --------------------- ----------------------
Recoveries:
   Real estate - construction                                                   --                   --
   Real estate - mortgage                                                      329                  179
   Commercial and agricultural                                                  93                  318
   Consumer                                                                    180                  141
---------------------------------------------------------------- --------------------- ----------------------
               Total recoveries                                                602                  638
---------------------------------------------------------------- --------------------- ----------------------
Net charge-offs (recoveries)                                                   891                3,202
---------------------------------------------------------------- --------------------- ----------------------
Additions to allowance charged to operating expenses                           450                5,008
---------------------------------------------------------------- --------------------- ----------------------
Allowance at end of period                                                  $9,602              $10,043
================================================================ ===================== ======================
Ratio of net charge-offs to average total loans                               .10%                 .38%
================================================================ ===================== ======================



ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES

--------------------------------------------- ---------------------- -------------------------
                                                March 31, 2000(1)      December 31, 1999(1)
--------------------------------------------- ---------------------- -------------------------
Real estate - construction                           $811       14%      $1,145           14%
Real estate - mortgage                              3,301        60       3,583            59
Commercial and agricultural                         3,750        17       3,440            18
Consumer                                            1,216         9       1,412             9
Unallocated                                           524        --         463            --
--------------------------------------------- ------------- -------- ---------------- --------
Total Allowance                                    $9,602      100%     $10,043          100%
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

As of March 31, 2000, the Company had loans totaling $28.06 million that were current but as to which there are concerns as to the ability of the borrowers to comply with present loan repayment terms. While management of the Company does not anticipate any loss not previously provided for on these loans, changes in the financial condition of these borrowers may necessitate future modifications in their loan repayment terms.

At March 31, 2000, the Company had a significant concentration of credit risk in the real estate loan portfolio of 16%. While this exceeded the 10% threshold, we do not consider this to be an adverse risk. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

There were no other interest-bearing assets at March 31, 2000, classifiable as nonaccrual, past due, restructured or problem assets.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest Differentials

The following table shows average balances of asset and liability categories, interest income and paid, and average yields and rates for the periods indicated:

--------------------------------------------- -------------------------------------- --------------------------------------
                                                       Three months ended                     Three months ended
                                                         March 31, 2000                         March 31, 1999
                                              -------------------------------------- --------------------------------------
                                                Average      Interest     Average      Average      Interest     Average
                                                 Daily      Income(1)/     Yield/       Daily      Income(1)/     Yield/
(dollars in thousands)                          Balance        Paid         Rate       Balance        Paid         Rate
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
ASSETS
Interest-earning assets:
    Interest-bearing deposits                       $5,210          $81       6.22%        $3,560          $37       4.16%
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
    Federal funds sold                              24,081          337       5.60%        15,041          159       4.23%
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
    Loans held for sale                                945           24      10.16%         4,749          124      10.44%
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
    Investment securities:
         Taxable                                   450,992        7,117       6.31%       444,773        6,904       6.21%
         Tax exempt                                  9,843          198       8.05%        10,380          225       8.67%
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
    Total investment securities                    460,835        7,315       6.35%       455,153        7,129       6.27%
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
    Loans(2)                                       914,010       19,990       8.75%       818,488       17,862       8.73%
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
    Total interest-earning assets                1,405,081       27,747       7.90%     1,296,991       25,311       7.81%
    Noninterest-earning assets                     107,560                                105,633
    Net Effect of SFAS 115                        (12,284)                                  3,349
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
         Total assets                           $1,500,357                             $1,405,973
============================================= ============= ============ =========== ============= ============ ===========



--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
Interest-bearing liabilities:
     Interest-bearing deposits                    $872,585       $9,514       4.36%      $793,240       $8,229       4.15%
     Other short-term borrowings                   330,056        4,675       5.67%       318,630        3,980       5.00%
     Long-term debt                                 40,250          844       8.39%        40,250          844       8.39%
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
Total interest bearing liabilities               1,242,891       15,033       4.84%     1,152,120       13,053       4.53%
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
Noninterest-bearing deposits                       157,216                                141,266
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
         Total Deposits                          1,400,107       15,033       4.29%     1,293,386       13,053       4.04%
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
Noninterest-bearing liabilities                     14,306                                 14,600
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
         Total liabilities                       1,414,413                              1,307,986
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
Shareholders' equity                                98,228                                 94,638
Net effect of unrealized gains (losses)
 on securities available for sale                 (12,284)                                  3,349
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
         Total shareholders' equity                 85,944                                 97,987
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
         Total liabilities and shareholders'
           equity                               $1,500,357                             $1,405,973
--------------------------------------------- ------------- ------------ ----------- ------------- ------------ -----------
Net interest income                                             $12,714                                $12,258
============================================= ============= ============ =========== ============= ============ ===========
Net interest spread                                                           3.06%                                  3.27%
============================================= ============= ============ =========== ============= ============ ===========
Net interest margin                                                           3.62%                                  3.78%
============================================= ============= ============ =========== ============= ============ ===========


1 Taxable equivalent adjustments of $83,000 for 2000 and $129,000 for 1999 are included in the interest income for total interest-earning assets.

2 Nonaccruing loans, which include impaired loans, are included in the average balances. Net loan fees included in interest income totaled $589,000 in 2000, and $514,000 in 1999.

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

The Company employs computer model simulations for monitoring interest rate sensitivity. Interest rate risk ("IRR") management has various sources and it is not simply the risk from rates rising and falling. In fact, there are four sources of IRR: repricing risk, basis risk, yield curve risk, and option risk. Gap modeling only focuses on repricing risk. Income simulations that incorporate cash flow analyses: (1) measure the size and direction of interest rate exposure under a variety of interest rate and yield curve shape scenarios; (2) provides the opportunity to capture all critical elements such as volume, maturity dates, repricing dates, prepayment volumes, and hidden options such as caps, floors, puts, and calls; (3) utilizes the data to clearly focus attention on critical variables; (4) are dynamic; and (5) reflect changes in prevailing interest rates which affect different assets and liabilities in different ways. These simulations are run on a monthly basis using an interest rate ramping technique to determine the effects on the Company's net interest income, assuming a gradual increase or decrease in interest rates. The Company has an interest rate risk management policy that limits the amount of deterioration in net interest income, associated with an assumed interest rate shock of +/-100, +/-200, and +/-300 basis points change in interest rates, to no more than 7.5% (+/-100), 10.0% (+/-200), and 12.5% (+/-300) of net interest income. The model results as of March 31, 2000 are as follows:

                                  Change in Interest Rate Assumption
------------------------------------ ------------ ----------- ----------- ------------ ----------- -----------

(dollars in thousands)                    +100bp      +200bp      +300bp       -100bp      -200bp      -300bp
------------------------------------ ------------ ----------- ----------- ------------ ----------- -----------
Net interest income-increase
(decrease)                              $(2,164)    $(4,168)    $(5,354)       $1,992      $3,959      $4,954
Net interest income - % change            (4.26)      (8.20)     (10.53)         3.92        7.79        9.74
------------------------------------ ------------ ----------- ----------- ------------ ----------- -----------

CAPITAL RESOURCES

The following table shows the risk-based capital and the leverage ratios for the Company as of March 31, 2000:


                                                                          To Be Well
                                                      For Capital     Capitalized Under
                                    Actual         Adequacy Purposes  Prompt Corrective
                                                                      Action Provisions:
(dollars in thousands)          Amount    Ratio     Amount   Ratio    Amount     Ratio
------------------------------------------------------------------------------------------------------------------------------------
As of March 31, 2000:

Total Capital
  (to Risk-Weighted Assets):
    FCNB Corp ..............   $146,136   12.84%   $90,985   8.00%        N/A      N/A
    FCNB Bank ..............   $120,083   10.75%   $89,325   8.00%   $111,657   10.00%


Tier I Capital
  (To Risk-Weighted Assets):
    FCNB Corp ..............   $129,478   11.38%   $45,492   4.00%        N/A      N/A
    FCNB Bank ..............    $83,296    7.46%   $44,663   4.00%    $66,994    6.00%


Tier I Capital
  (To Average Assets):
    FCNB Corp ..............   $129,478    8.58%   $60,368   4.00%        N/A      N/A
    FCNB Bank ..............    $83,296    5.59%   $59,563   4.00%    $74,453    5.00%

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

    (a)  Exhibits

         No. 11 Statement Regarding Computation of Per Share Earnings

         No. 27 Financial Data Schedule

    (b)  Report on Form 8-K.

Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           FCNB CORP
                           (Registrant)



    May 15, 2000           By:   /s/ A. Patrick Linton
                                 ---------------------
                                  A. Patrick Linton
                                  President Chief Executive Officer and Director





    May 15, 2000           By:  /s/ Mark A. Severson
                                --------------------
                                 Mark A. Severson
                                 Senior Vice President and Treasurer