Form 10-Q
period 2000-06-30
FCNB CORP
filed 2000-08-11
CIK 803644

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


              For Quarter Ended            Commission file number
               June 30, 2000                      0-15645

                                    FCNB Corp

             (Exact name of registrant as specified in its charter)

           MARYLAND                                    52-1479635
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


7200 FCNB Court, Frederick, Maryland                     21703
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

                                    Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $1 par value per share, 11,924,558 shares outstanding as of July 31, 2000.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

FCNB CORP AND SUBSIDIARY

----------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets                                           (Unaudited)                (Unaudited)
(dollars in thousands, except per share amounts)                     June 30, 2000            December 31, 1999
----------------------------------------------------------------------------------------------------------------------
ASSETS

Cash and due from banks                                                     $ 37,890                   $ 39,323
Interest-bearing deposits in other banks                                         239                     28,737
Federal funds sold                                                            37,803                      8,317
----------------------------------------------------------------------------------------------------------------------
        Cash and cash equivalents                                             75,932                     76,377
----------------------------------------------------------------------------------------------------------------------
Loans held for sale                                                               53                        878
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Investment securities held to maturity at amortized
     cost-fair value of $19,382 in 2000 and $21,164
      in 1999                                                                 19,624                     21,263
Investment securities available for sale-at fair value                       411,614                    404,818
----------------------------------------------------------------------------------------------------------------------
Restricted stock, at cost                                                     17,301                     16,061
----------------------------------------------------------------------------------------------------------------------
Loans - net of unearned income                                               979,079                    903,072
Less:   Allowance for credit losses                                          (9,291)                   (10,043)
----------------------------------------------------------------------------------------------------------------------
        Net loans                                                            969,788                    893,029
----------------------------------------------------------------------------------------------------------------------
Bank premises and equipment                                                   25,226                     25,543
Other assets                                                                  73,529                     67,827
----------------------------------------------------------------------------------------------------------------------
        Total assets                                                      $1,593,067                 $1,505,796
======================================================================================== ==========================
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:

     Noninterest-bearing deposits                                          $ 178,437                  $ 163,581
     Interest-bearing deposits                                               865,143                    865,278
----------------------------------------------------------------------------------------------------------------------
        Total deposits                                                     1,043,580                  1,028,859
----------------------------------------------------------------------------------------------------------------------
Short-term borrowings:
     Federal funds purchased and securities sold
     Other short-term borrowings                                             310,263                    269,268
 Long-term debt:
Accrued interest and other liabilities                                        15,878                     17,659
----------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                  1,504,242                  1,416,031
----------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY

Preferred stock, per share par value $1.00;
   1,000,000 shares authorized; none outstanding                                  --                         --
Common stock, per share par value $1.00;
   50,000,000 shares authorized:  11,924,558
   shares in 2000 and 11,923,775 shares in 1999
Capital surplus                                                               54,425                     54,316
Retained earnings                                                             35,766                     32,581
Accumulated other comprehensive income (loss)                               (13,291)                    (9,056)
----------------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                            88,825                     89,765
----------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                        $1,593,067                $ 1,505,796
==================================================================================================================

FCNB CORP AND SUBSIDIARY

Consolidated Statements of Income and Comprehensive Income (Unaudited)


------------------------------------------------------------------------------------------------------------------------------------
                                                                    For the 3 months ended             For the 6 months ended
------------------------------------------------------------------------------------------------------------------------------------

(dollars in thousands, except per share amounts)                June 30, 2000    June 30, 1999     June 30, 2000    June 30, 1999
------------------------------------------------------------------------------------------------------------------------------------
Interest income:
       Interest and fees on loans                                      $20,783           $18,495          $40,783          $36,431
       Interest and dividends on investment securities:
           Taxable                                                       6,889             6,182           13,577           12,717
           Tax exempt                                                      131               144              260              290
           Dividends                                                       435               398              864              767
       Interest on federal funds sold                                      266               189              603              348
       Other interest income                                                33                52              114               89
------------------------------------------------------------------------------------------------------------------------------------
           Total interest income                                        28,537            25,460           56,201           50,642
------------------------------------------------------------------------------------------------------------------------------------
Interest expense:
       Interest on deposits                                              9,657             8,272           19,171           16,501
       Interest on federal funds purchased and securities
       Interest on other short-term borrowings                           4,398             3,135            8,267            6,366
         Interest on long-term debt                                        845               845            1,689            1,689
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
           Total interest expense                                       15,851            12,912           30,884           25,965
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                     12,686            12,548           25,317           24,677
Provision for credit losses                                                500               390              950              888
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses                   12,186            12,158           24,367           23,789
------------------------------------------------------------------------------------------------------------------------------------
Noninterest income:
       Service fees                                                      1,500             1,299            2,936            2,602
         Insurance commissions                                           1,588             1,483            3,250            2,893
       Net securities gains                                                165               264              332              646
       Gain on sale of loans                                                42               178               93              489
         Income from bank-owned life insurance                             403               387              793              771
       Other operating income                                            1,050               945            2,092            1,744
------------------------------------------------------------------------------------------------------------------------------------
           Total noninterest income                                      4,748             4,556            9,496            9,145
------------------------------------------------------------------------------------------------------------------------------------
Noninterest expenses:
       Salaries and employee benefits                                    6,507             6,557                            12,841
                                                                                                           13,256

       Occupancy expenses                                                1,411             1,439            2,778            2,825
       Equipment expenses                                                1,029             1,095            2,135            2,017
       Merger-related expenses                                              64                50               43              172
       Other operating expenses                                          2,860             2,874            5,375            5,511
------------------------------------------------------------------------------------------------------------------------------------
           Total noninterest expenses                                   11,871            12,015           23,587           23,366
------------------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                                 5,063             4,699           10,276            9,568
Provision for income taxes                                               1,582             1,604            3,263            3,197
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                               3,481             3,095            7,013            6,371
------------------------------------------------------------------------------------------------------------------------------------

Other  comprehensive  income (loss),  net of tax:
   Unrealized  gains (losses) on securities:
           Unrealized holding gains (losses) arising during period,
             net of taxes.                                                (391)           (4,880)          (4,038)          (7,000)
           Less: reclassification adjustment for gain
  (losses) included in net income, net of taxes.                            99               160              197              398

FCNB CORP AND SUBSIDIARY

Consolidated Statements of Income and Comprehensive Income (Unaudited)

                                   (Continued)

------------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of taxes of ($63),
  ($3,074), ($2,399) and $(4,536), respectively                           (490)           (5,040)          (4,235)          (7,398)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                              $2,991          $(1,945)           $2,778         $(1,027)
====================================================================================================================================
Net income - before merger-related expenses                              $3,520            $3,227           $7,039           $6,588
====================================================================================================================================
Basic earnings per share                                                  $0.29             $0.26            $0.59            $0.54
====================================================================================================================================
Diluted earnings per share                                                $0.29             $0.26            $0.59            $0.53


FCNB CORP AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2000 and 1999

------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                        2000                  1999
------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                                                                   $7,013                $6,371
       Adjustments to reconcile net income to net cash provided by operating
       Depreciation and amortization                                                          1,841                 1,903
       Provision for credit losses                                                              950                   888
       Provision for foreclosed properties                                                       --                    45
       Deferred income taxes (benefits)                                                       (662)                 (436)
       Net premium amortization (discount accretion) on investment securities                 (204)                   268
       Accretion of net loan origination fees                                                 (378)                 (680)
       Net securities gains                                                                   (332)                 (646)
       Net (gain) loss on sale of foreclosed properties                                        (28)                    34
         Net (gain) loss on dispositions of bank premises and equipment                           7                    --
       Decrease (increase) in other assets                                                  (2,285)                 (628)
       Decrease (increase) in loans held for sale (1)                                           825                   952
       Increase (decrease) in accrued interest and other liabilities                        (1,781)               (2,538)
------------------------------------------------------------------------------------------------------------------------------
                           Net cash provided by operating activities                          4,966                 5,533
------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:

       Proceeds from sales of investment securities - available for sale                     10,209                 8,313
       Proceeds from maturities of investment securities - available for sale                39,230                55,799
       Proceeds from maturities of investment securities - held to maturity                   1,681                 6,157
       Purchases of investment securities - available for sale                             (63,589)              (53,201)
       Net decrease (increase) in loans                                                    (77,996)              (34,579)
       Purchases of bank premises and equipment                                             (1,309)                 (331)
       Proceeds from dispositions of bank premises and equipment                                  9                    --
       Purchase of foreclosed properties                                                         --                  (60)
       Proceeds from dispositions of foreclosed properties                                      167                   742
------------------------------------------------------------------------------------------------------------------------------
                           Net cash (used in) investing activities                         (91,598)              (17,160)

FCNB CORP AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2000 and 1999

                                    Continued

------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
       Net increase (decrease) in noninterest-bearing deposits, NOW accounts,
money market account and savings accounts                                                    32,125                 8,008
       Net increase (decrease) in time deposits                                            (17,404)               (3,702)
       Net increase (decrease) in short-term borrowings                                      75,271              (15,464)
       Proceeds from sale of stock                                                               23                   113
       Repurchase of common stock                                                                --                    --
       Dividend reinvestment plan                                                              (11)                  (38)
       Dividends paid                                                                       (3,817)               (3,171)
------------------------------------------------------------------------------------------------------------------------------
                           Net cash provided by financing activities                         86,187              (14,254)
------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                              (445)              (25,881)
Cash and cash equivalents:
                                  Beginning of period                                        76,377                92,138
------------------------------------------------------------------------------------------------------------------------------
                           End of period                                                    $75,932               $66,257
==========================================================================================================================


FCNB CORP AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited) continued For the six months ended June 30, 2000 and 1999

(dollars in thousands)                                                  2000             1999
------------------------------------------------------------------------------------------------
Supplemental disclosures

  Interest paid                                                          $29,907      $26,621
================================================================================================
================================================================================================
  Income taxes paid                                                       $2,541       $1,530
================================================================================================
================================================================================================
Supplemental schedule of noncash investing and financing activities:

  Foreclosed properties acquired in settlement of loans                     $665          $--
  Seller financed disposition of property                                    $--          $--
  Surplus from stock option transactions                                     $--          $47
================================================================================================


(1) Loans held for sale are generally held for periods of ninety days or less.

FCNB CORP AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - The accompanying unaudited consolidated financial statements for FCNB Corp (the "Company") have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements have been prepared utilizing the interim basis of reporting and, as such, reflect all adjustments which are normal and recurring in nature and are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. The financial data for 1999 has been restated to include the effects of the acquisition of First Frederick Financial Corporation in August 1999, which was accounted for using the pooling-of-interests method.

Note 2 - On August 19, 1999, the Company consummated its previously announced merger of First Frederick Financial Corp ("First"), the holding company for First Bank of Frederick, with and into FCNB, and the merger of First Bank of Frederick with and into the Company's wholly-owned subsidiary, FCNB Bank, all headquartered in Frederick, Maryland. FCNB and First executed a definitive agreement on March 12, 1999.

As a result of the Merger, each share of the $1.00 par value outstanding common stock of First was converted into 1.0434 shares of the Company's $1.00 par value common stock resulting in the issuance of approximately 1,543,012 shares of the Company's common stock, subject to adjustment to account for the elimination of fractional shares.

Note 3 - Investments: Using the criteria specified in Statement 115, the Company classifies its investments in debt and equity securities at June 30, 2000, and December 31, 1999, into two categories: held-to-maturity and available-for-sale.

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

As of June 30, 2000, the gross unrealized losses in the Company's investment portfolio were $380,000 in the held-to-maturity investment portfolio and $22.93 million in the available-for-sale investment portfolio compared to $279,000 and $16.37 million, respectively, as of December 31, 1999. As of June 30, 2000, the gross unrealized gains in the Company's investment portfolio were $138,000 in the held-to-maturity investment portfolio and $1.48 million in the available-for-sale investment portfolio compared to $180,000 and $1.54 million, respectively, as of December 31, 1999. Since the Company's held-to-maturity investment portfolio includes fixed rate investment securities that have below current market interest rates, the future operating results of the Company would be negatively impacted in an increasing rate environment. This reduction in net interest income would result because the cost of funding the Company's operations increases, while the income earned on the held-to-maturity portfolio remains constant.

The amortized cost and estimated fair value of securities classified as held-to-maturity at June 30, 2000, are as follows:

HELD-TO-MATURITY PORTFOLIO

----------------------------------------------------------------------------------------------------------------------
                                                                          Gross          Gross
June 30, 2000                                            Amortized     Unrealized     Unrealized      Estimated
(dollars in thousands)                                     Cost           Gains         Losses       Fair Value
----------------------------------------------------------------------------------------------------------------------
U. S. Treasury and other U.S. government
  agencies and corporations                               $ 11,000           $ --          $137        $10,863
State and political subdivision                              5,102            136           186          5,052
Mortgage-backed debt securities                              3,522              2            57          3,467
----------------------------------------------------------------------------------------------------------------------
                                                           $19,624           $138          $380        $19,382
======================================================================================================================

The amortized cost and estimated fair value of securities classified as available-for-sale at June 30, 2000, are as follows:

AVAILABLE-FOR-SALE-PORTFOLIO


----------------------------------------------------------------------------------------------------------------------
                                                                          Gross          Gross
June 30, 2000                                            Amortized     Unrealized     Unrealized      Estimated
(dollars in thousands)                                     Cost           Gains         Losses       Fair Value
----------------------------------------------------------------------------------------------------------------------
U. S. Treasury and other U.S. government agencies
and corporations                                          $200,611           $ 47        $8,032       $192,626
Corporate bonds                                             70,042             34         6,303         63,773
Mortgage-backed debt securities                            136,619              8         5,066        131,561
State and political subdivisions                             4,774             --           343          4,431
Equity securities                                           21,013          1,392         3,182         19,223
----------------------------------------------------------------------------------------------------------------------
                                                          $433,059         $1,481       $22,926       $411,614
==============================================================================================================

The gross realized gains on securities sold from the available-for-sale portfolio for the first six months of 2000 and 1999 are $435,000 and $646,000, respectively. The gross realized losses on securities sold from the available-for-sale portfolio for the first six months of 2000 and 1999 are $103,000 and $-0-, respectively.

The  amortized  cost and  estimated  fair  value  of  securities  classified  as
held-to-maturity  and   available-for-sale  at  June  30,  2000,  summarized  by
contractual maturity, are as follows:

                                                 Held-to-maturity                  Available-for-sale
------------------------------------------------------------------------------------------------------------------
June 30, 2000                               Amortized         Estimated Fair    Amortized      Estimated Fair
(dollars in thousands)                         Cost             Value             Cost             Value
------------------------------------------------------------------------------------------------------------------
Due in one year or less                         $ 355            $ 355            $ 1,593         $ 1,589
Due after one through five years               13,326           13,323             96,352          94,881
Due after five through ten years                  350              351            109,922         103,750
Due after ten years                             2,071            1,886             67,560          60,610
Mortgage-backed debt securities                 3,522            3,467            136,619         131,561
Equity securities                                  --               --             21,013          19,223
------------------------------------------------------------------------------------------------------------------
                                              $19,624          $19,382           $433,059        $411,614
==================================================================================================================

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

The amortized cost and estimated fair value of securities classified as held-to-maturity at December 31, 1999, are as follows:

HELD-TO-MATURITY PORTFOLIO

-------------------------------------------------------------------------------------------------------------------
                                                                 Gross            Gross          Estimated
                                                Amortized      Unrealized      Unrealized           Fair
(Dollars in thousands)                             Cost          Gains           Losses            Value
-------------------------------------------------------------------------------------------------------------------
December 31, 1999
U.S. Treasury and other
U.S. government agencies                           $11,000           $ --             $41          $10,959
and corporations
State and political subdivisions
                                                     5,054            178             149            5,083
Mortgage-backed debt securities                      5,209              2              89            5,122
-------------------------------------------------------------------------------------------------------------------
                                                   $21,263           $180            $279          $21,164
===================================================================================================================

The amortized cost and estimated fair value of securities available-for-sale at December 31, 1999, are as follows:

AVAILABLE-FOR-SALE-PORTFOLIO

-------------------------------------------------------------------------------------------------------------------
                                                                 Gross            Gross          Estimated
                                                Amortized      Unrealized      Unrealized           Fair
(Dollars in thousands)                             Cost          Gains           Losses            Value
-------------------------------------------------------------------------------------------------------------------
December 31, 1999
U.S. Treasury and other
U.S. government agencies                          $194,699           $ 94          $6,745          $188,048
and corporations
Mortgage-backed debt securities                    137,620             28           3,700           133,948
Corporate bonds                                     63,714             81           3,942            59,853
State and political subdivisions                     4,782             --             286             4,496
Equity securities                                   18,837          1,333           1,697            18,473

-------------------------------------------------------------------------------------------------------------------
                                                  $419,652        $ 1,536         $16,370          $404,818
===================================================================================================================

Note 4 - Earnings per share ("EPS") are disclosed as basic and diluted. Basic EPS is generally computed by dividing net income by the weighted-average number of common shares outstanding for the period, whereas diluted EPS essentially reflects the potential dilution in basic EPS that could occur if other contracts to issue common stock were exercised. Per share amounts are based on the weighted-average number of shares outstanding during each period as follows:

---------------------------------------------------------------------------------------------------------------------
                                                            For the 3 months ended      For the 6 months ended
                                                                   June 30                     June 30
---------------------------------------------------------------------------------------------------------------------
                                                              2000          1999          2000          1999
---------------------------------------------------------------------------------------------------------------------
Basic EPS weighted-average shares outstanding               11,924,558    11,682,801    11,924,516    11,607,416
Effect of dilutive securities - stock options                   23,961       359,770        25,539        36,926

---------------------------------------------------------------------------------------------------------------------
Diluted EPS weighted-average shares outstanding             11,948,519    12,042,571    11,950,055    11,644,342
=====================================================================================================================


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

Upon early termination of derivative instruments accounted for under the accrual method, the net proceeds received or paid are deferred, if material, in the accompanying consolidated balance sheets and amortized to the interest income or expense of the related asset or liability over the lesser of the remaining contractual life of the instrument or the maturity of the related asset or liability. At June 30, 2000, there were $159,000 of gains in the accompanying consolidated income statement arising from the termination of instruments qualifying for accrual accounting prior to maturity, but no gains recognized as of June 30, 1999.

Note 6 - Comprehensive Income: The Company adheres to the provisions of Statement of Financial Accounting Standards Board ("FASB") No. 130, "Reporting Comprehensive Income." Comprehensive income, as defined by Statement 130, is the change in equity of a business enterprise during a reporting period from transactions and other events and circumstances from non-owner sources. In addition to an enterprise's net income, change in equity components under comprehensive income reporting would also include such items as the net change in unrealized gain or loss on available-for-sale securities and foreign currency translation adjustments. Statement 130 requires disclosure of comprehensive income and its components with the same prominence as the Company's other financial statements.

The following tables summarize the related tax effect of unrealized gains (losses) on securities available for sale included in other comprehensive income shown in the consolidated statements of income and comprehensive income.

For the three months ended June 30, 2000:

------------------------------------------------------------------------------------------------------------------
                                                                      Tax Expense
                                                Pre-tax Amounts       (Benefits)           Net Amount
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
Unrealized holding gains (losses) arising
  during period                                               $(520)               $(129)               $(391)
Less:  reclassification adjustment for
  gains (losses) included in net income                          165                   66                   99
------------------------------------------------------------------------------------------------------------------
Net unrealized gains (losses) on securities                   $(685)               $(195)               $(490)
------------------------------------------------------------------------------------------------------------------


For the three months ended June 30, 1999:

------------------------------------------------------------------------------------------------------------------
                                                                               Tax Expense
                                                         Pre-tax Amounts       (Benefits)           Net Amount
------------------------------------------------------------------------------------------------------------------
Unrealized holding gains (losses) arising
  during period                                             $(7,850)             ($2,970)             $(4,880)
Less:  reclassification adjustment for
  gains (losses) included in net income                          264                  104                  160
------------------------------------------------------------------------------------------------------------------
Net unrealized gains (losses) on securities                 $(8,114)             ($3,074)             ($5,040)
------------------------------------------------------------------------------------------------------------------

For the six months ended June 30, 2000:


------------------------------------------------------------------------------------------------------------------
                                                                              Tax Expense
                                                         Pre-tax Amounts       (Benefits)           Net Amount
------------------------------------------------------------------------------------------------------------------

Unrealized holding gains (losses) arising
  during period                                             $(6,302)             $(2,264)             $(4,038)
Less:  reclassification adjustment for
  gains (losses) included in net income                          332                  135                  197
------------------------------------------------------------------------------------------------------------------
Net unrealized gains (losses) on securities                 $(6,634)             $(2,399)             $(4,235)
------------------------------------------------------------------------------------------------------------------

For the six months ended June 30, 1999:

------------------------------------------------------------------------------------------------------------------
                                                                             Tax Expense
                                                        Pre-tax Amounts       (Benefits)           Net Amount
------------------------------------------------------------------------------------------------------------------
Unrealized holding gains (losses) arising
  during period                                            $(11,288)             $(4,288)             $(7,000)
Less:  reclassification adjustment for
  gains (losses) included in net income                          646                  248                  398
------------------------------------------------------------------------------------------------------------------
Net unrealized gains (losses) on securities                $(11,934)             $(4,536)             $(7,398)
------------------------------------------------------------------------------------------------------------------

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

Note 8 - Subsequent Event

On July 27, 2000, the company entered into a definitive agreement pursuant to which it will be acquired by BB&T Corporation ("BB&T") in a $226.5 million stock swap. The transaction, approved by the directors of both companies, is valued at $18.13 per FCNB share based on BB&T's closing price July 26, 2000 of $25. The exchange ratio will be fixed at .725 BB&T share for each FCNB share. The transaction will be accounted for as a pooling of interests.

Simultaneously with the execution of the Merger Agreement, the Company also entered into a Stock Option Agreement with BB&T. Under the Stock Option Agreement, the Company granted BB&T an irrevocable option to purchase up to 2,370,000 shares, subject to certain adjustments, of the Company's common stock at a price per share of $15.00, exercisable under certain circumstances.

The merger, which is subject to the approval of FCNB shareholders and banking regulators, is expected to be completed in the first quarter of 2001.

Winston-Salem-based BB&T Corporation, with $55.2 billion in assets, operates 831 banking offices in the Carolinas, Virginia, Maryland, Georgia, West Virginia, Kentucky and Washington, D.C.

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

The following discussion and related financial data for the Company provides an overview of the financial condition and results of operations of the Company and its wholly-owned subsidiaries, which is presented on a consolidated basis. The principal subsidiary of the Company is FCNB Bank. For the first six months of 2000, the Company reported earnings of $7.01 million, an increase of 9.5%, compared to earnings of $6.40 million in the first six months of 1999. However, net income before specific one-time merger related costs ("core earnings") was $7.04 million in the first six months of 2000, an increase of 6.8%, compared to $6.59 million for the same period in 1999. For the second quarter, the Company had core earnings of $3.5 million and earnings after one-time merger related charges of $3.5 million in 2000, and in 1999 had core earnings of $3.1 million and earnings after one-time merger related charges of $3.2 million.

Return on average assets and return on average equity are key measures of earnings performance. Return on average assets measures the ability of a bank to utilize its assets in generating income. Annualized return on average assets for the six months ended June 30, 2000 was .93%, and was .94% for the six months ended June 30, 1999, in each case before specific one-time merger related costs. Annualized return on average assets for the six months ended June 30, 2000 was
 .92% and was .91% for the six months ended June 30, 1999 in each case after specific one-time merger related costs. The annualized return on average shareholders' equity, which measures the income earned on the capital invested, for the six months ended June 30, 2000 was 16.41%, as compared to 13.50% for the six months ended June 30, 1999, in each case before specific one-time merger related costs. Annualized return on average shareholder's equity for the six months ended June 30, 2000 was 16.35% and was 13.05% for the six months ended June 30, 1999 in each case after specific one-time merger related costs.

Annualized  return on average  assets for the  quarter  ended June 30,  2000 was
 .91%, as compared to .91% for the same period in 1999, in each case before specific one-time merger related costs. Annualized return on average assets for the quarter ended June 30, 2000 was .90% as compared to .87% for the same period in 1999, in each case after specific one-time merger related costs. The annualized return on average shareholders' equity for the three months ended June 30, 2000 was 16.45% and 13.27%, respectively, for the same period in 1999, in each case before specific one-time merger related costs. Annualized return on average shareholder's equity for the quarter ended June 30, 2000 was 16.27% as compared to 12.73% for the same period in 1999, in each case after specific one-time merger related costs.

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

Taxable equivalent net interest income for the first six months of 2000 totaled $25.48 million, increasing 2.17% from the $24.94 million recorded for the same period in 1999. The Company's average interest-earning assets increased 9.62% to $1.42 billion from June 30, 1999. This increase was primarily funded with a 9.26% increase in the Company's average interest-bearing liabilities.

For the six months ended, the taxable equivalent net interest income increased by $537,000 (2.15%) to $25.50 million in 2000 from the same period in 1999.

The Company's net interest margin (taxable equivalent net interest income as a percent of average interest-earning assets) was 3.58% and 3.84% for the first half of 2000 and 1999, respectively. The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest-bearing liabilities. The net interest margin spread decreased by 33 basis points in the first six months of 2000 when compared to the same period in the prior year. The yield on earning assets increased 8 basis points to 7.92% from 7.84%, while the rates paid on interest-bearing liabilities increased by 41 basis points to 4.93%.

For the second quarter of 2000 the net interest margin was 3.54% compared to 3.90% in the second quarter of 1999. The spread during the period decreased by 8 basis points which was primarily caused by a decrease in the yields earned on the loan and investment portfolios. The yield on earning assets dropped by 2 basis points during the second quarter to 7.92%, while the rates paid on interest-bearing liabilities increased by 9 basis points to 4.93%.

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

NONINTEREST INCOME

Noninterest income increased $351,000 (3.84%) for the six months ended June 30, 2000, when compared to the same period in 1999. This increase was due to an increase in service fee income of $334,000, and the increase in insurance commissions of $357,000. Loan sale gains decreased by $396,000. Income relating to the Company's bank-owned life insurance program, which generates tax-exempt income to partially offset the cost of employee benefit programs, increased by $22,000 during the six months ended June 30, 2000 over the amount reported for the six month period ended June 30, 1999.

For the second quarter of 2000, noninterest income increased $192,000. This increase was primarily caused by increased service fee income of $201,000, and additional insurance commissions of $105,000, which increases were offset by declines totaling $99,000 in securities gains.

NONINTEREST EXPENSES

Noninterest expenses, excluding merger-related expenses, increased $350,000 (1.51%) for the first six months of 2000, when compared to the first six months of 1999.

Total salaries and employee benefits increased $415,000 (3.23%) over the first six months of 1999. The increase in salaries and employee benefits reflects general merit and cost-of-living adjustments. Additional increased health care costs and pension expenses are the primary causes for the remaining portion of this increase.

Occupancy expenses decreased $47,000 (1.67%) and equipment expenses increased $118,000 (5.85%) over the first six months of 1999. The increase in equipment expense is directly attributable to the activity surrounding the acquisition of First Frederick Financial Corporation. Branch upgrading, signage, computer and equipment upgrades have resulted in increased depreciation and maintenance expenses.

Other operating expenses decreased $136,000 (2.47%) compared to the first half of 1999.

For the second quarter of 2000, salaries and benefits decreased $50,000 (.76%), occupancy expenses decreased $28,000 (1.95%), equipment expenses decreased $66,000 (6.03%), and other operating expenses decreased $14,000 (.49%). The decrease in salaries and benefits costs is primarily related to the decreased number of full-time equivalent employees, which decreased to 567 from 587 as of June 30, 1999.

INCOME TAXES

The Company's effective tax rates for the first six months of 2000 and 1999 were 31.75% and 33.41%, respectively. The Company's income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain loans, investment securities and the bank-owned life insurance program. Additionally, the Company derives income tax benefits from a subsidiary located in the state of Delaware that holds and manages a portion of its investment portfolio.

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

Selected information concerning the Company's recorded investment in impaired loans and related interest income are summarized as follows:

(dollars in thousands)
June 30,                                                                                 2000      1999
-------------------------------------------------------------------------------------------------------------
Impaired loans with specific allocation of allowance for credit losses                   $3,294     $2,769
Specific allocation of allowance for credit losses                                          818      1,084
Other impaired loans                                                                      2,735      4,200
Average recorded investment in impaired loans                                             6,515      7,215
Interest income recognized on impaired loans based on cash payments received                (6)         97

Additional   information   concerning  the  Company's  recorded   investment  in
nonaccrual loans, for which impairment had not been recognized are as follows:

(dollars in thousands)
 June 30,                                                                                    2000        1999
----------------------------------------------------------------------------------------------------------------
 Nonaccrual loans                                                                           3,349          --
 Interest income not recognized due to loans in nonaccrual status                              33           4
----------------------------------------------------------------------------------------------------------------

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

The provision for credit losses is charged to income in an amount necessary to maintain the allowance at the level management believes is appropriate.

                                                            June 30, 2000           June 30, 1999              December 31, 1999
-----------------------------------------------------------------------------------------------------------------------------------
Allowance for credit losses                                      $9,291                  $8,798                          $10,043
===================================================================================================================================
% of total loans net of unearned income                           0.95%                   1.43%                            1.11%
===================================================================================================================================
Nonaccrual loans                                                 $6,721                  $6,241                          $10,605
Past due loans                                                    1,169                   4,028                              674
-----------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans                                               7,890                  10,269                           11,279
Foreclosed properties                                             1,488                   1,951                              962
-----------------------------------------------------------------------------------------------------------------------------------
Nonperforming assets                                             $9,378                 $12,220                          $12,241
===================================================================================================================================
Allowance for credit losses to  nonperforming
loans                                                           117.80%                  85.70%                           89.04%
===================================================================================================================================
Nonperforming assets to total assets                               .59%                    .85%                             .81%
===================================================================================================================================

ALLOWANCE FOR CREDIT LOSSES


---------------------------------------------------------------------------------------------------------------
                                                                   Six months ended         Year ended
                                                                    June 30, 2000        December 31, 1999
---------------------------------------------------------------------------------------------------------------
Average total loans outstanding during period                             $933,694             $851,705
---------------------------------------------------------------------------------------------------------------
Allowance at beginning of year                                             $10,043                8,237
---------------------------------------------------------------------------------------------------------------
Charge-offs:
   Real estate - construction                                                   --                   --
   Real estate - mortgage                                                      840                  702
   Commercial and agricultural                                               1,415                2,619
   Consumer                                                                    397                  519
---------------------------------------------------------------------------------------------------------------
               Total charge-offs                                             2,652                3,840
---------------------------------------------------------------------------------------------------------------
Recoveries:
   Real estate - construction                                                   --                   --
   Real estate - mortgage                                                      574                  179
   Commercial and agricultural                                                 154                  318
   Consumer                                                                    222                  141
---------------------------------------------------------------------------------------------------------------
               Total recoveries                                                950                  638
---------------------------------------------------------------------------------------------------------------
Net charge-offs (recoveries)                                                 1,702                3,202
---------------------------------------------------------------------------------------------------------------
Additions to allowance charged to operating expenses                           950                5,008
---------------------------------------------------------------------------------------------------------------
Allowance at end of period                                                  $9,291              $10,043
===============================================================================================================
Ratio of net charge-offs to average total loans                               .18%                 .38%
===============================================================================================================

ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES


---------------------------------------------------------------------------------------------------------

                                          June 30, 2000      %(1)     December 31, 1999           %(1)
---------------------------------------------------------------------------------------------------------
Real estate - construction                       $975       13%               $ 1,145        14%
Real estate - mortgage                          3,498       60%                 3,583            59%
Commercial and agricultural                     3,623       15%                 3,440            18%
Consumer                                          671       12%                 1,412             9%
Unallocated                                       524        --                   463             --
---------------------------------------------------------------------------------------------------------
Total Allowance                                $9,291      100%               $10,043           100%
=========================================================================================================


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

As of June 30, 2000, the Company had loans totaling $32.70 million that were current but as to which there are concerns as to the ability of the borrowers to comply with present loan repayment terms. While management of the Company does not anticipate any loss not previously provided for on these loans, changes in the financial condition of these borrowers may necessitate future modifications in their loan repayment terms, additional charge-offs or provisions for loan losses.

At June 30, 2000, the Company had a significant concentration of credit risk in the real estate loan portfolio of 16%. While this exceeded the 10% threshold, we do not consider this to be an adverse risk. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

There were no other interest-bearing assets at June 30, 2000, classifiable as nonaccrual, past due, restructured or problem assets.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest Differentials

The following table shows average balances of asset and liability categories, interest income and paid, and average yields and rates for the periods indicated:

-----------------------------------------------------------------------------------------------------------------------------------
                                                         Six months ended                         Six months ended
                                                           June 30, 2000                           June 30, 1999
                                              -------------------------------------------------------------------------------------
                                                Average       Interest    Average        Average      Interest    Average
                                                  Daily       Income(1)/     Yield/        Daily       Income(1)/    Yield/
(dollars in thousands)                           Balance         Paid         Rate        Balance         Paid        Rate
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:

    Interest-bearing deposits                       $  3,601       $  114       6.33%        $  4,164        $ 89       4.27%
-----------------------------------------------------------------------------------------------------------------------------------
    Federal funds sold                                19,854          603       6.07%          15,018         348       4.63%
-----------------------------------------------------------------------------------------------------------------------------------
    Loans held for sale                                  703           31       8.82%           5,301         193       7.28%
-----------------------------------------------------------------------------------------------------------------------------------
    Investment securities:
-----------------------------------------------------------------------------------------------------------------------------------
    Total investment securities                      465,654       14,841       6.37%         446,042      13,930       6.25%
-----------------------------------------------------------------------------------------------------------------------------------
    Loans(2)                                         933,694       40,776       8.73%         828,044      36,349       8.78%
-----------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                  1,423,506       56,365       7.92%       1,298,569      50,909       7.84%
    Noninterest-earning assets                       108,097                                  105,807
    Net Effect of SFAS 115                          (13,362)                                    2,040
-----------------------------------------------------------------------------------------------------------------------------------
         Total assets                              1,518,241                                1,406,416
===================================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
     Interest-bearing deposits                       870,060       19,171       4.41%         795,665      16,501       4.15%
     Other short-term borrowings                     343,609       10,024       5.83%         311,732       7,775       4.99%
       Long-term debt                                 40,250        1,689       8.39%          40,250       1,689       8.39%
-----------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                 1,253,919       30,884       4.93%       1,147,647      25,965       4.52%
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                         163,947                                  147,010
-----------------------------------------------------------------------------------------------------------------------------------
            Total deposits                         1,417,866       30,884       4.36%       1,294,657      25,965       4.01%
-----------------------------------------------------------------------------------------------------------------------------------
Other liabilities                                     14,602                                   14,142
-----------------------------------------------------------------------------------------------------------------------------------
         Total liabilities                         1,432,468                                1,308,799
-----------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity                                  99,136                                   95,577
Net effect of unrealized gains (losses)
on securities available for sale                    (13,362)                                    2,040
-----------------------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                   85,774                                   97,617
-----------------------------------------------------------------------------------------------------------------------------------
         Total liabilities and

shareholders' equity                               1,518,242                                1,406,416
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                25,481                                  24,944
===================================================================================================================================
Net interest spread                                                             2.99%                                  3.32%
===================================================================================================================================
Net interest margin                                                             3.58%                                   3.84%
===================================================================================================================================

1 Taxable equivalent adjustments of $164,000 for 2000 and $267,000 for 1999 are included in the interest income for total interest-earning assets.

2 Nonaccruing loans, which include impaired loans, are included in the average balances. Net loan fees included in interest income totaled $1.10 million in 2000, and $1.30 million in 1999.

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

The Company employs computer model simulations for monitoring interest rate sensitivity. Interest rate risk ("IRR") management has various sources and it is not simply the risk from rates rising and falling. In fact, there are four sources of IRR: repricing risk, basis risk, yield curve risk, and option risk. Gap modeling only focuses on repricing risk. Income simulations that incorporate cash flow analyses: (1) measure the size and direction of interest rate exposure under a variety of interest rate and yield curve shape scenarios; (2) provides the opportunity to capture all critical elements such as volume, maturity dates, repricing dates, prepayment volumes, and hidden options such as caps, floors, puts, and calls; (3) utilizes the data to clearly focus attention on critical variables; (4) are dynamic; and (5) reflect changes in prevailing interest rates which affect different assets and liabilities in different ways. These simulations are run on a monthly basis using an interest rate ramping technique to determine the effects on the Company's net interest income, assuming a gradual increase or decrease in interest rates. The Company has an interest rate risk management policy that limits the amount of deterioration in net interest income, associated with an assumed interest rate shock of +/-100, +/-200, and +/-300 basis points change in interest rates, to no more than 7.5% (+/-100), 10.0% (+/-200), and 12.5% (+/-300) of net interest income. The model results as of June 30, 2000 are as follows:

                                              Change in Interest Rate Assumption
--------------------------------------------------------------------------------------------------------------------

(dollars in thousands)                    +100bp      +200bp      +300bp       -100bp      -200bp      -300bp
--------------------------------------------------------------------------------------------------------------------
Net interest income-increase
(decrease)                              $(1,791)    $(3,314)   $(4,222)        $1,548      $3,308      $4,623
Net interest income - % change            (3.46)      (6.39)      (8.14)         3.00        6.38        8.92
--------------------------------------------------------------------------------------------------------------------

CAPITAL RESOURCES

The following table shows the risk-based capital and the leverage ratios for the Company as of June 30, 2000:

                                                                                                    To Be Well
                                                                        For Capital               Capitalized Under
                                                 Actual               Adequacy Purposes           Prompt Corrective
                                                                                                     Action Provisions:
(dollars in thousands)                   Amount        Ratio         Amount         Ratio          Amount         Ratio
-----------------------------------------------------------------------------------------------------------------------------------

As of June 30, 2000:

Total Capital
  (to Risk-Weighted Assets):

    FCNB Corp                         $145,030         12.22%         $94,970      8.00%          N/A               N/A
    FCNB Bank                         $118,819         10.19%         $93,298      8.00%       $116,623           10.00%

Tier I Capital
  (To Risk-Weighted Assets):

    FCNB Corp                         $129,527         10.91%         $47,485      4.00%          N/A               N/A
    FCNB Bank                          $82,493          7.07%         $46,649      4.00%       $69,974            6.00%


Tier I Capital
  (To Average Assets):

    FCNB Corp                         $129,527          8.38%         $61,801      4.00%          N/A               N/A
    FCNB Bank                          $82,493          5.41%         $61,003      4.00%       $76,253             5.00%

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

On April 26, 2000, the annual meeting of shareholders of the Company was held for the purpose of:

1) Electing four (4) directors to serve for a three-year term until the 2003 annual meeting and until their successors are duly elected and qualified.

         The name of each director elected at the meeting and the votes cast for such persons are set forth below:

         George B. Callan, Jr.
         Clyde C. Crum
         Frank L. Hewitt, III
         DeWalt J. Willard, Jr.

         The names of each director whose term of office continued after the meeting are:

         Miles M. Circo
         Shirley D. Collier
         James S. Grimes
         Bernard L. Grove, Jr.
         Gail T. Guyton
         A. Patrick Linton
         Jacob R. Ramsburg, Jr.
         Kenneth W. Rice
         Rand D. Weinberg

2) To consider and vote upon a proposal to increase by 1,000,000 the number of shares for which options may be issued under the Company's 1992 Stock Option Plan and to extend the term of the 1992 Stock Option Plan by eight years.

   Votes for:  5,461,082   Votes against:  1,593,449       Abstain:  268,189

Item 6. Exhibits and Reports on Form 8-K.

    Exhibits

         No. 11 - Statement Regarding the Computation of Per Share Earnings

         No. 27 - Financial Data Schedule

    Reports on Form 8-K

    There were no reports on Form 8-K filed during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           FCNB CORP
                           (Registrant)

    August 9, 2000By:       /s/ A. Patrick Linton
                            -------------------------------
                            A. Patrick Linton
                            President Chief Executive Officer and Director

    August 9, 2000By:      /s/ Mark A. Severson
                           --------------------------------
                           Mark A. Severson
                           Senior Vice President and Treasurer