Form 10-Q/A
period 2000-06-30
FCNB CORP
filed 2000-08-17
CIK 803644

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-Q

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
(dollars in thousands, except per share amounts)                     June 30, 2000            December 31, 1999
----------------------------------------------------------------------------------------------------------------------
ASSETS

Cash and due from banks                                                     $ 37,890                   $ 39,323
Interest-bearing deposits in other banks                                         239                     28,737
Federal funds sold                                                            37,803                      8,317
----------------------------------------------------------------------------------------------------------------------
        Cash and cash equivalents                                             75,932                     76,377
----------------------------------------------------------------------------------------------------------------------
Loans held for sale                                                               53                        878
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Investment securities held to maturity at amortized
     cost-fair value of $19,382 in 2000 and $21,164
      in 1999                                                                 19,624                     21,263
Investment securities available for sale-at fair value                       411,614                    404,818
----------------------------------------------------------------------------------------------------------------------
Restricted stock, at cost                                                     17,301                     16,061
----------------------------------------------------------------------------------------------------------------------
Loans - net of unearned income                                               979,079                    903,072
Less:   Allowance for credit losses                                          (9,291)                   (10,043)
----------------------------------------------------------------------------------------------------------------------
        Net loans                                                            969,788                    893,029
----------------------------------------------------------------------------------------------------------------------
Bank premises and equipment                                                   25,226                     25,543
Other assets                                                                  73,529                     67,827
----------------------------------------------------------------------------------------------------------------------
        Total assets                                                      $1,593,067                 $1,505,796
======================================================================================== ==========================
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:

     Noninterest-bearing deposits                                          $ 178,437                  $ 163,581
     Interest-bearing deposits                                               865,143                    865,278
----------------------------------------------------------------------------------------------------------------------
        Total deposits                                                     1,043,580                  1,028,859
----------------------------------------------------------------------------------------------------------------------
Short-term borrowings:
     Federal funds purchased and securities sold
     under agreements to repurchase                                           94,271                     59,995
     Other short-term borrowings                                             310,263                    269,268
 Long-term debt:
     Guaranteed preferred beneficial interests
     in the Company's subordinated debenture                                  40,250                     40,250
Accrued interest and other liabilities                                        15,878                     17,659
----------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                  1,504,242                  1,416,031
----------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY

Preferred stock, per share par value $1.00;
   1,000,000 shares authorized; none outstanding                                  --                         --
Common stock, per share par value $1.00;
   50,000,000 shares authorized:  11,924,558
   shares in 2000 and 11,923,775 shares in 1999
   issued and outstanding                                                     11,925                     11,924
Capital surplus                                                               54,425                     54,316
Retained earnings                                                             35,766                     32,581
Accumulated other comprehensive income (loss)                               (13,291)                    (9,056)
----------------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                            88,825                     89,765
----------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                        $1,593,067                $ 1,505,796
==================================================================================================================

FCNB CORP AND SUBSIDIARY

Consolidated Statements of Income and Comprehensive Income (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                    For the 3 months ended             For the 6 months ended
------------------------------------------------------------------------------------------------------------------------------------

(dollars in thousands, except per share amounts)                June 30, 2000    June 30, 1999     June 30, 2000    June 30, 1999
------------------------------------------------------------------------------------------------------------------------------------
Interest income:
       Interest and fees on loans                                      $20,783           $18,495          $40,783          $36,431
       Interest and dividends on investment securities:
           Taxable                                                       6,889             6,182           13,577           12,717
           Tax exempt                                                      131               144              260              290
           Dividends                                                       435               398              864              767
       Interest on federal funds sold                                      266               189              603              348
       Other interest income                                                33                52              114               89
------------------------------------------------------------------------------------------------------------------------------------
           Total interest income                                        28,537            25,460           56,201           50,642
------------------------------------------------------------------------------------------------------------------------------------
Interest expense:
       Interest on deposits                                              9,657             8,272           19,171           16,501
       Interest on federal funds purchased and securities
           sold under agreements to repurchase                             951               660            1,757            1,409
       Interest on other short-term borrowings                           4,398             3,135            8,267            6,366
         Interest on long-term debt                                        845               845            1,689            1,689
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
           Total interest expense                                       15,851            12,912           30,884           25,965
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                     12,686            12,548           25,317           24,677
Provision for credit losses                                                500               390              950              888
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses                   12,186            12,158           24,367           23,789
------------------------------------------------------------------------------------------------------------------------------------
Noninterest income:
       Service fees                                                      1,500             1,299            2,936            2,602
         Insurance commissions                                           1,588             1,483            3,250            2,893
       Net securities gains                                                165               264              332              646
       Gain on sale of loans                                                42               178               93              489
         Income from bank-owned life insurance                             403               387              793              771
       Other operating income                                            1,050               945            2,092            1,744
------------------------------------------------------------------------------------------------------------------------------------
           Total noninterest income                                      4,748             4,556            9,496            9,145
------------------------------------------------------------------------------------------------------------------------------------
Noninterest expenses:
       Salaries and employee benefits                                    6,507             6,557           13,256           12,841
       Occupancy expenses                                                1,411             1,439            2,778            2,825
       Equipment expenses                                                1,029             1,095            2,135            2,017
       Merger-related expenses                                              64                50               43              172
       Other operating expenses                                          2,860             2,874            5,375            5,511
------------------------------------------------------------------------------------------------------------------------------------
           Total noninterest expenses                                   11,871            12,015           23,587           23,366
------------------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                                 5,063             4,699           10,276            9,568
Provision for income taxes                                               1,582             1,604            3,263            3,197
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                               3,481             3,095            7,013            6,371
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