Form 10-Q
period 2000-09-30
FCNB CORP
filed 2000-11-08
CIK 803644

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For Quarter Ended              Commission file number
                September 30, 2000                      0-15645

                                    FCNB Corp
             (Exact name of registrant as specified in its charter)


                      MARYLAND                                            52-1479635
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)


             7200 FCNB Court, Frederick, Maryland                  21703
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

                                                 Yes  X    No
                                                     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $1 par value per share, 11,924,214 shares outstanding as of October 16, 2000.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements


FCNB CORP AND SUBSIDIARY
---------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets                                                 (Unaudited)                (Unaudited)
(dollars in thousands, except per share amounts)                         September 30, 2000         December 31, 1999
---------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                      $     32,910         $     39,323
Interest-bearing deposits in other banks                                              740               28,737
Federal funds sold                                                                 36,264                8,317
---------------------------------------------------------------------------------------------------------------------
        Cash and cash equivalents                                                  69,914               76,377
---------------------------------------------------------------------------------------------------------------------
Loans held for sale                                                                   704                  878
---------------------------------------------------------------------------------------------------------------------
Investment securities held to maturity at amortized
     cost-fair value of $18,341 in 2000 and $21,164
      in 1999                                                                      18,376               21,263
Investment securities available for sale-at fair value                            411,712              404,818
---------------------------------------------------------------------------------------------------------------------
Restricted stock, at cost                                                          17,981               16,061
---------------------------------------------------------------------------------------------------------------------
Loans - net of unearned income                                                    997,229              903,072
Less: Allowance for credit                                                         (9,178)             (10,043)
---------------------------------------------------------------------------------------------------------------------
        Net loans                                                                 988,051              893,029
---------------------------------------------------------------------------------------------------------------------
Bank premises and equipment                                                        25,244               25,543
Other assets                                                                       74,886               67,827
---------------------------------------------------------------------------------------------------------------------
        Total assets                                                         $  1,606,868         $  1,505,796
=====================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
     Noninterest-bearing deposits                                            $    179,602         $    163,581
     Interest-bearing deposits                                                    899,348              865,278
---------------------------------------------------------------------------------------------------------------------
        Total deposits                                                          1,078,950            1,028,859
---------------------------------------------------------------------------------------------------------------------
Short-term borrowings:
     Federal funds purchased and securities sold
     under agreements to repurchase                                                67,814               59,995
     Other short-term borrowings                                                  310,507              269,268
 Long-term debt:
Guaranteed preferred beneficial interests
   in the Company's subordinated debenture                                         40,250               40,250
Accrued interest and other liabilities                                             15,249               17,659
---------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                       1,512,770            1,416,031
---------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Preferred stock, per share par value $1.00;
   1,000,000 shares authorized; none outstanding                                       --                   --
Common stock, per share par value $1.00;
   50,000,000 shares authorized: 11,924,214
   shares in 2000 and 11,923,775 shares in 1999
   issued and outstanding                                                          11,924               11,924
Capital surplus                                                                    54,416               54,316
Retained earnings                                                                  38,004               32,581
Accumulated other comprehensive income (loss)                                     (10,246)              (9,056)
---------------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                                 94,098               89,765
---------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                           $  1,606,868         $  1,505,796
=====================================================================================================================


FCNB CORP AND SUBSIDIARY
Consolidated Statements of Income and Comprehensive Income (Unaudited)



------------------------------------------------------------------------------------------------------------------------------------
                                                                   For the 3 months ended              For the 9 months ended
------------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share amounts)               September 30,    September 30,     September 30,     September 30,
                                                                   2000              1999             2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Interest income:
       Interest and fees on loans                                $22,338           $18,898          $63,121            $55,329
       Interest and dividends on investment securities:
           Taxable                                                 6,996             6,288           20,573             19,005
           Tax exempt                                                130               131              390                421
           Dividends                                                 467               378            1,331              1,145
       Interest on federal funds sold                                267               299              870                647
       Other interest income                                          10                42              124                131
------------------------------------------------------------------------------------------------------------------------------------
           Total interest income                                  30,208            26,036           86,409             76,678
------------------------------------------------------------------------------------------------------------------------------------
Interest expense:
       Interest on deposits                                       10,763             8,686           29,934             25,187
       Interest on federal funds purchased and securities
            sold under agreements to repurchase                    1,075               892            2,832              2,301
       Interest on other short-term borrowings                     4,873             3,284           13,140              9,650
       Interest on long-term debt                                    844               844            2,533              2,533
------------------------------------------------------------------------------------------------------------------------------------
           Total interest expense                                 17,555            13,706           48,439             39,671
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                               12,653            12,330           37,970             37,007
------------------------------------------------------------------------------------------------------------------------------------
Provision for credit losses:
   Operating activities                                              450               390            1,400              1,278
   Merger-related                                                     --             2,900               --              2,900
------------------------------------------------------------------------------------------------------------------------------------
               Total provision for credit losses                     450             3,290            1,400              4,178
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses             12,203             9,040           36,570             32,829
------------------------------------------------------------------------------------------------------------------------------------
Noninterest income:
       Service fees                                                1,546             1,369            4,482              3,971
         Insurance commissions                                     1,727             1,564            4,977              4,457
       Net securities gains                                          523               159              855                805
       Gain on sale of loans                                          39               343              132                832
         Income from bank-owned life insurance                       413               393            1,206              1,164
       Other operating income                                      1,151             1,079            3,243              2,823
------------------------------------------------------------------------------------------------------------------------------------
           Total noninterest income                                5,399             4,907           14,895             14,052
------------------------------------------------------------------------------------------------------------------------------------
Noninterest expenses:
       Salaries and employee benefits                              6,387             6,405           19,643             19,246
       Occupancy expenses                                          1,456             1,523            4,234              4,348
       Equipment expenses                                          1,047               985            3,182              3,002
       Merger-related expenses                                        21             1,516               64              1,688
       Other operating expenses                                    2,605             2,860            7,980              8,371
------------------------------------------------------------------------------------------------------------------------------------
           Total noninterest expenses                             11,516            13,289           35,103             36,655
------------------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                           6,086               658           16,362             10,226
Provision for income taxes                                         1,931                60            5,194              3,257
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                         4,155               598           11,168              6,969
------------------------------------------------------------------------------------------------------------------------------------
Other  comprehensive  income (loss),  net of tax:
       Unrealized gains (losses) on securities:
           Unrealized holding gains (losses) arising during
       period, net of taxes of 2,218, (1,999), (443), and          3,361            (1,971)            (677)            (8,971)
        (6,287), respectively.
           Less: reclassification adjustment for gain
           (losses) included in net income, net of taxes of
           207, 63, 342 and 311, respectively.                       316                96              513                494



FCNB CORP AND SUBSIDIARY
Consolidated Statements of Income and Comprehensive Income (Unaudited)

                                   (Continued)

------------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of taxes of 2,011,
  (2,062), (785) and (6,598), respectively                           3,045           (2,067)           (1,190)          (9,465)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                         $7,200          $(1,469)           $9,978          $(2,496)
====================================================================================================================================
Net income - before merger-related expenses                         $4,168          $ 3,355           $11,207           $9,943
====================================================================================================================================
Basic earnings per share                                             $0.35            $0.05             $0.94            $0.60
====================================================================================================================================
Diluted earnings per share                                           $0.35            $0.05             $0.93            $0.58
====================================================================================================================================


FCNB CORP AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2000 and 1999



----------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                  2000                  1999
----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                            $11,168               $ 6,969
       Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                    2,735                 2,638
       Provision for credit losses                                                      1,400                 4,178
       Provision for foreclosed properties                                                 --                    75
       Deferred income taxes (benefits)                                                  (662)                 (437)
       Net premium amortization (discount accretion) on investment securities            (333)                  291
       Accretion of net loan origination fees                                            (581)               (1,180)
       Net securities gains                                                              (855)                 (805)
       Net (gain) loss on sale of foreclosed properties                                   (30)                  (12)
       Net (gain) loss on dispositions of bank premises and equipment                     (25)                    3
       Decrease (increase) in other assets                                             (4,562)               (5,406)
       Decrease (increase) in loans held for sale (1)                                     174                 2,077
       Increase (decrease) in accrued interest and other liabilities                   (2,410)                 (429)
----------------------------------------------------------------------------------------------------------------------------
                           Net cash provided by operating activities                    6,019                 7,962
----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
       Proceeds from sales of investment securities - available for sale               12,019                14,293
       Proceeds from maturities of investment securities - available for sale          47,725               112,272
       Proceeds from maturities of investment securities - held to maturity             2,951                 6,897
       Purchases of investment securities - available for sale                        (69,014)             (118,701)
       Net decrease (increase) in loans                                               (97,692)              (58,001)
       Purchases of bank premises and equipment                                        (2,111)               (1,342)
       Proceeds from dispositions of bank premises and equipment                           44                    --
       Purchase of foreclosed properties                                                   --                   (60)
       Proceeds from dispositions of foreclosed properties                                169                   795
----------------------------------------------------------------------------------------------------------------------------
                           Net cash (used in) investing activities                   (105,909)              (43,847)


FCNB CORP AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2000 and 1999

                                    Continued



----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
       Net increase (decrease) in noninterest-bearing deposits, NOW accounts,
            money market account and savings accounts                                        20,247                12,326
       Net increase (decrease) in time deposits                                              29,844                28,678
       Net increase (decrease) in short-term borrowings                                      49,058               (29,608)
       Proceeds from sale of stock                                                               23                   174
       Repurchase of common stock                                                                --                    --
       Dividend reinvestment plan                                                               (21)                  (47)
       Dividends paid                                                                        (5,724)               (5,088)
----------------------------------------------------------------------------------------------------------------------------
                           Net cash provided by financing activities                         93,427                 6,435
----------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                             (6,463)              (29,450)
Cash and cash equivalents:
                           Beginning of period                                               76,377                92,138
----------------------------------------------------------------------------------------------------------------------------
                           End of period                                                    $69,914               $62,688
============================================================================================================================




FCNB CORP AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited) continued
For the Nine Months Ended September 30, 2000 and 1999



       (dollars in thousands)                                                    2000         1999
      ----------------------------------------------------------------------------------------------
       Supplemental disclosures
         Interest paid                                                          $47,211      $39,185
       ==============================================================================================
         Income taxes paid                                                       $5,178       $4,570
       ==============================================================================================
       Supplemental schedule of noncash investing and financing
       activities:
         Foreclosed properties acquired in settlement of loans                   $1,851          $--
         Seller financed disposition of property                                    $--          $--
         Surplus from stock option transactions                                     $78          $49
       ==============================================================================================



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

Note 2 - On July 26, 2000, the Company entered into a definitive agreement pursuant to which it will be merged with and into BB&T Corporation ("BB&T"). The exchange ratio is fixed at .725 BB&T share for each FCNB share. The transaction will be accounted for as a pooling of interests.

In connection with the merger agreement, the Company also entered into a Stock Option Agreement with BB&T. Under the Stock Option Agreement, the Company granted BB&T an irrevocable option to purchase up to 2,370,000 shares, subject to certain adjustments, of the Company's common stock at a price per share of $15.00, exercisable under certain circumstances.

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

Note 3 - Investments: Using the criteria specified in Statement 115, the Company classifies its investments in debt and equity securities at September 30, 2000, and December 31, 1999, into two categories: held-to-maturity and available-for-sale.

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

As of September 30, 2000, the gross unrealized losses in the Company's investment portfolio were $173,000 in the held-to-maturity investment portfolio and $18.43 million in the available-for-sale investment portfolio compared to $279,000 and $16.37 million, respectively, as of December 31, 1999. As of September 30, 2000, the gross unrealized gains in the Company's investment portfolio were $138,000 in the held-to-maturity investment portfolio and $2.06 million in the available-for-sale investment portfolio compared to $180,000 and $1.54 million, respectively, as of December 31, 1999. Since the Company's held-to-maturity investment portfolio includes fixed rate investment securities that have below current market interest rates, the future operating results of the Company would be negatively impacted in an increasing rate environment. This reduction in net interest income would result because the cost of funding the Company's operations increases, while the income earned on the held-to-maturity portfolio remains constant.

The amortized cost and estimated fair value of securities classified as held-to-maturity at September 30, 2000, are as follows:

HELD-TO-MATURITY PORTFOLIO


----------------------------------------------------------------------------------------------------------------
                                                                          Gross          Gross
September 30, 2000                                       Amortized     Unrealized     Unrealized      Estimated
(dollars in thousands)                                     Cost           Gains         Losses       Fair Value
----------------------------------------------------------------------------------------------------------------
U.S. Treasury and other U.S. government
  agencies and corporations                                $11,000           $ --          $ 68        $10,932
State and political subdivision                              4,772            137            63          4,846
Mortgage-backed debt securities                              2,604              1            42          2,563
----------------------------------------------------------------------------------------------------------------
                                                           $18,376           $138          $173        $18,341
----------------------------------------------------------------------------------------------------------------

The amortized cost and estimated fair value of securities classified as available-for-sale at September 30, 2000, are as follows:

AVAILABLE-FOR-SALE-PORTFOLIO



----------------------------------------------------------------------------------------------------------------
                                                                          Gross          Gross
September 30, 2000                                       Amortized     Unrealized     Unrealized      Estimated
(dollars in thousands)                                     Cost           Gains         Losses       Fair Value
----------------------------------------------------------------------------------------------------------------
U.S. Treasury and other U.S. government
  agencies and corporations                               $198,934           $177       $ 6,637       $192,474
Mortgage-backed debt securities                            133,759             38         3,308        130,489
Corporate bonds                                             69,812            214         6,797         63,229
State and political subdivisions                             4,770             --           162          4,608
Equity securities                                           20,814          1,627         1,529         20,912
----------------------------------------------------------------------------------------------------------------
                                                          $428,089         $2,056       $18,433       $411,712
----------------------------------------------------------------------------------------------------------------



The gross realized gains on securities sold from the available-for-sale portfolio for the first nine months of 2000 and 1999 are $958,000 and $805,000, respectively. The gross realized losses on securities sold from the available-for-sale portfolio for the first nine months of 2000 and 1999 are $103,000 and $-0-, respectively.

The amortized cost and estimated fair value of securities classified as held-to-maturity and available-for-sale at September 30, 2000, summarized by contractual maturity, are as follows:


                                                 Held-to-maturity                  Available-for-sale
----------------------------------------------------------------------------------------------------------------
September 30, 2000                           Amortized     Estimated Fair       Amortized     Estimated Fair
(dollars in thousands)                          Cost            Value              Cost           Value
----------------------------------------------------------------------------------------------------------------
Due in one year or less                         $  --            $  --            $ 2,010         $ 2,001
Due after one through five years               13,351           13,415            115,399         113,824
Due after five through ten years                  548              546             89,085          84,766
Due after ten years                             1,873            1,817             67,022          59,720
Mortgage-backed debt securities                 2,604            2,563            133,759         130,489
Equity securities                                  --               --             20,814          20,912
----------------------------------------------------------------------------------------------------------------
                                              $18,376          $18,341           $428,089        $411,712
================================================================================================================



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

The amortized cost and estimated fair value of securities classified as held-to-maturity at December 31, 1999, are as follows:

HELD-TO-MATURITY PORTFOLIO


----------------------------------------------------------------------------------------------------------------
                                                                     Gross           Gross         Estimated
                                                Amortized         Unrealized      Unrealized         Fair
(Dollars in thousands)                             Cost              Gains           Losses          Value
----------------------------------------------------------------------------------------------------------------
December 31, 1999
U.S. Treasury and other U.S.
government agencies and corporations               $11,000           $ --             $41          $10,959
State and political subdivisions                     5,054            178             149            5,083
Mortgage-backed debt securities                      5,209              2              89            5,122
----------------------------------------------------------------------------------------------------------------
                                                   $21,263           $180            $279          $21,164
================================================================================================================


The amortized cost and estimated fair value of securities available-for-sale at December 31, 1999, are as follows:

AVAILABLE-FOR-SALE-PORTFOLIO


----------------------------------------------------------------------------------------------------------------
                                                                  Gross            Gross          Estimated
                                                Amortized       Unrealized      Unrealized           Fair
(Dollars in thousands)                             Cost            Gains           Losses            Value
----------------------------------------------------------------------------------------------------------------
December 31, 1999
U.S. Treasury and other U.S.
government agencies and corporations              $194,699           $ 94          $6,745          $188,048
Mortgage-backed debt securities                    137,620             28           3,700           133,948
Corporate bonds                                     63,714             81           3,942            59,853
State and political subdivisions                     4,782             --             286             4,496
Equity securities                                   18,837          1,333           1,697            18,473
----------------------------------------------------------------------------------------------------------------
                                                  $419,652        $ 1,536         $16,370          $404,818
================================================================================================================



Note 4 - Earnings per share ("EPS") are disclosed as basic and diluted. Basic EPS is generally computed by dividing net income by the weighted-average number of common shares outstanding for the period, whereas diluted EPS essentially reflects the potential dilution in basic EPS that could occur if other contracts to issue common stock were exercised. Per share amounts are based on the weighted-average number of shares outstanding during each period as follows:


----------------------------------------------------------------------------------------------------------------
                                                            For the 3 months ended      For the 9 months ended
                                                                 September 30                September 30
----------------------------------------------------------------------------------------------------------------
                                                              2000          1999          2000          1999
                                                          ------------------------------------------------------
Basic EPS weighted-average shares outstanding               11,924,443    11,752,285    11,924,492    11,655,706
Effect of dilutive securities - stock options                   56,950       184,954        36,112       260,139
----------------------------------------------------------------------------------------------------------------
Diluted EPS weighted-average shares outstanding             11,981,393    11,937,239    11,960,604    11,915,845
================================================================================================================


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

Upon early termination of derivative instruments accounted for under the accrual method, the net proceeds received or paid are deferred, if material, in the accompanying consolidated balance sheets and amortized to the interest income or expense of the related asset or liability over the lesser of the remaining contractual life of the instrument or the maturity of the related asset or liability. At September 30, 2000, there were $374,000 of gains in the accompanying consolidated income statement arising from the termination of instruments qualifying for accrual accounting prior to maturity, but no gains recognized as of September 30, 1999.

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

For the three months ended September 30, 2000:


----------------------------------------------------------------------------------------------------------------
                                                                              Tax Expense
                                                         Pre-tax Amounts       (Benefits)           Net Amount
----------------------------------------------------------------------------------------------------------------
Unrealized holding gains (losses) arising
  during period                                               $5,579               $2,218               $3,361
Less:  reclassification adjustment for
  gains (losses) included in net income                          523                  207                  316
----------------------------------------------------------------------------------------------------------------
Net unrealized gains (losses) on securities                   $5,056               $2,011               $3,045
----------------------------------------------------------------------------------------------------------------


For the three months ended September 30, 1999:


----------------------------------------------------------------------------------------------------------------
                                                                              Tax Expense
                                                         Pre-tax Amounts       (Benefits)           Net Amount
----------------------------------------------------------------------------------------------------------------
Unrealized holding gains (losses) arising
  during period                                               $(3,970)             $(1,999)             $(1,971)
Less:  reclassification adjustment for
  gains (losses) included in net income                           159                   63                   96
----------------------------------------------------------------------------------------------------------------
Net unrealized gains (losses) on securities                   $(4,129)             $(2,062)             $(2,067)
----------------------------------------------------------------------------------------------------------------



For the nine months ended September 30, 2000:



----------------------------------------------------------------------------------------------------------------
                                                                              Tax Expense
                                                         Pre-tax Amounts       (Benefits)           Net Amount
----------------------------------------------------------------------------------------------------------------
Unrealized holding gains (losses) arising
  during period                                               $(1,120)               $(443)              $ (677)
Less:  reclassification adjustment for
  gains (losses) included in net income                           855                  342                  513
----------------------------------------------------------------------------------------------------------------
Net unrealized gains (losses) on securities                   $(1,975)               $(785)             $(1,190)
----------------------------------------------------------------------------------------------------------------



For the nine months ended September 30, 1999:


----------------------------------------------------------------------------------------------------------------
                                                                              Tax Expense
                                                         Pre-tax Amounts       (Benefits)           Net Amount
----------------------------------------------------------------------------------------------------------------

Unrealized holding gains (losses) arising
  during period                                               $(15,258)             $(6,287)             $(8,971)
Less:  reclassification adjustment for
  gains (losses) included in net income                            805                  311                  494
----------------------------------------------------------------------------------------------------------------
Net unrealized gains (losses) on securities                   $(16,063)             $(6,598)             $(9,465)
----------------------------------------------------------------------------------------------------------------


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

The following discussion and related financial data for the Company provides an overview of the financial condition and results of operations of the Company and its wholly-owned subsidiaries, which is presented on a consolidated basis. The principal subsidiary of the Company is FCNB Bank. For the first nine months of 2000, the Company reported earnings of $11.17 million, an increase of 60.3%, compared to earnings of $6.97 million in the first nine months of 1999. However, net income before specific one-time merger related costs ("core earnings") was $11.21 million in the first nine months of 2000, an increase of 12.7%, compared to $9.94 million for the same period in 1999. For the third quarter, the Company had core earnings of $4.17 million and earnings after one-time merger related charges of $4.16 million in 2000, and in 1999 had core earnings of $3.36 million and earnings after one-time merger related charges of $598,000.

Return on average assets and return on average equity are key measures of earnings performance. Return on average assets measures the ability of a bank to utilize its assets in generating income. Annualized return on average assets for the nine months ended September 30, 2000 was .97%, and was .94% for the nine months ended September 30, 1999, in each case before specific one-time merger related costs. Annualized return on average assets for the nine months ended September 30, 2000 was .97% and was .66% for the nine months ended September 30, 1999, in each case after specific one-time merger related costs. The annualized return on average shareholders' equity, which measures the income earned on the capital invested, for the nine months ended September 30, 2000 was 17.17%, as compared to 13.94% for the nine months ended September 30, 1999, in each case before specific one-time merger related costs. Annualized return on average shareholder's equity for the nine months ended September 30, 2000 was 17.11% and was 9.77% for the nine months ended September 30, 1999 in each case after specific one-time merger related costs.

Annualized return on average assets for the quarter ended September 30, 2000 was 1.05%, as compared to .95% for the same period in 1999, in each case before specific one-time merger related costs. Annualized return on average assets for the quarter ended September 30, 2000 was 1.05% as compared to .17% for the same period in 1999, in each case after specific one-time merger related costs. The annualized return on average shareholders' equity for the three months ended September 30, 2000 was 18.62%, as compared to 15.02% for the same period in 1999, in each case before specific one-time merger related costs. Annualized return on average shareholder's equity for the quarter ended September 30, 2000 was 18.56% as compared to 2.68% for the same period in 1999, in each case after specific one-time merger related costs.

On July 26, 2000, the Company entered into a definitive agreement with BB&T Corporation, pursuant to which the Company would be merged with and into BB&T. Pursuant to the merger agreement, each outstanding share of the Company's common stock will be converted into 0.725 shares of BB&T common stock, and each outstanding option to purchase the Company's common stock will be converted into a proportionately adjusted option to purchase BB&T common stock. The merger, which is expected to be accounted for as a pooling of interests, is subject to the satisfaction of a number of conditions, including approval by the Company's shareholders and regulatory approval, is expected to be completed early in the first quarter of 2001.

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

Taxable equivalent net interest income for the first nine months of 2000 totaled $38.22 million, increasing 2.18% from the $37.41 million recorded for the same period in 1999. The Company's average interest-earning assets increased 10.13% to $1.44 billion from September 30, 1999. This increase was primarily funded with a 9.77% increase in the Company's average interest-bearing liabilities.

For the three months ended, the taxable equivalent net interest income increased by $279,000 (2.24%) to $12.74 million in 2000 from the same period in 1999.

The Company's net interest margin (taxable equivalent net interest income as a percent of average interest-earning assets) was 3.53% and 3.81% for the first nine months of 2000 and 1999, respectively. The net interest margin is impacted by the change in the spread between yields on earning assets and rates paid on interest-bearing liabilities. The net interest spread decreased by 34 basis points in the first nine months of 2000 when compared to the same period in the prior year. The yield on earning assets increased 17 basis points to 8.01% from 7.84%, while the rates paid on interest-bearing liabilities increased by 51 basis points to 5.08%.

For the third quarter of 2000 the net interest margin was 3.44% compared to 3.74% in the third quarter of 1999. The spread during the period decreased by 41 basis points, primarily as a result of the 73 basis points increase in the rates paid on interest-bearing liabilities, which substantially exceeded the 32 basis points increase in the yield on earnings assets.

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

There is currently proposed legislation, which would permit the payment of interest on business checking accounts. The exact nature of any legislation, which may ultimately be approved, is uncertain. The impact of the payment of interest on the checking accounts would likely be negative on net interest income and other indicators of financial performance for the Company, as we expect it would be for many other financial institutions.

NONINTEREST INCOME

Noninterest income increased $843,000 (6.00%) for the nine months ended September 30, 2000, when compared to the same period in 1999. This increase was due to an increase in service fee income of $511,000, and the increase in insurance commissions of $520,000. Loan sale gains decreased by $700,000. Income relating to the Company's bank-owned life insurance program, which generates tax-exempt income to partially offset the cost of employee benefit programs, increased by $42,000 during the nine months ended September 30, 2000 over the amount reported for the nine month period ended September 30, 1999.

For the third quarter of 2000, noninterest income increased $492,000. This increase was primarily caused by increased service fee income of $177,000, additional insurance commissions of $163,000, and an increase in security gains of $364,000, which increases were offset by declines totaling $304,000 in loan sale gains.

NONINTEREST EXPENSES

Noninterest expenses, excluding merger-related expenses, increased $72,000 (0.21%) for the first nine months of 2000, when compared to the first nine months of 1999.

Total salaries and employee benefits increased $397,000 (2.06%) over the first nine months of 1999. The increase in salaries and employee benefits reflects general merit and cost-of-living adjustments. Additional increased health care costs and pension expenses are the primary causes for the remaining portion of this increase.

Occupancy expenses decreased $114,000 (2.62%) and equipment expenses increased $180,000 (6.00%) over the first nine months of 1999. The increase in equipment expense is directly attributable to the activity surrounding the acquisition of First Frederick Financial Corporation. Branch upgrading, signage, computer and equipment upgrades have resulted in increased depreciation and maintenance expenses.

Other operating expenses decreased $391,000 (4.67%) compared to the nine months of 1999.

For the third quarter of 2000, salaries and benefits decreased $18,000 (.28%), occupancy expenses decreased $67,000 (4.40%), equipment expenses increased $62,000 (6.29%), and other operating expenses decreased $255,000 (8.92%). The decrease in salaries and benefits costs is primarily related to the decreased number of full-time equivalent employees, which decreased to 546 from 585 as of September 30, 2000 and 1999.

INCOME TAXES

The Company's effective tax rates for the first nine months of 2000 and 1999 were 31.74% and 31.85%, respectively. The Company's income tax expense differs from the amount computed at statutory rates primarily due to the tax-exempt earnings from certain loans, investment securities and the bank-owned life insurance program. Additionally, the Company derives income tax benefits from a subsidiary located in the state of Delaware that holds and manages a portion of its investment portfolio.

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

Selected information concerning the Company's recorded investment in impaired loans and related interest income are summarized as follows:



    (dollars in thousands)
    September 30,                                                                             2000       1999
    ------------------------------------------------------------------------------------------------------------
    Impaired loans with specific allocation of allowance for credit losses                   $2,813     $4,215
    Specific allocation of allowance for credit losses                                          854      1,416
    Other impaired loans                                                                      2,689      5,172
    Average recorded investment in impaired loans                                             6,052      9,831
    Interest income recognized on impaired loans based on cash payments received                 47        145


Additional   information   concerning  the  Company's  recorded   investment  in
nonaccrual loans, for which impairment had not been recognized are as follows:


    (dollars in thousands)
    September 30,                                                                             2000       1999
    ------------------------------------------------------------------------------------------------------------
    Nonaccrual loans                                                                         $1,612     $5,172
    Interest income not recognized due to loans in nonaccrual status                             16         21
    ------------------------------------------------------------------------------------------------------------



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

The provision for credit losses is charged to income in an amount necessary to maintain the allowance at the level management believes is appropriate. The allowance for credit losses for 1999 was increased $2.9 million as a merger related adjustment to align the accounting assumptions in analyzing the allowance for credit losses. Charge-offs for 1999 of $1.3 million in the commercial and agricultural section of the allowance for credit losses reflect merger adjustments related to First Bank.

The provision for credit losses is charged to income in an amount necessary to maintain the allowance at the level management believes is appropriate.


                                                  September 30, 2000       September 30, 1999               December 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
Allowance for credit losses                              $9,178                  $9,648                          $10,043
------------------------------------------------------------------------------------------------------------------------------------
Allowance as a % of total loans net of
unearned income                                           0.92%                   1.10%                            1.11%
------------------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                         $7,114                  $8,546                          $10,605
Past due loans                                            1,084                   1,220                              674
------------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans                                       8,198                   9,766                           11,279
Foreclosed properties                                     2,674                   1,198                              962
------------------------------------------------------------------------------------------------------------------------------------
Nonperforming assets                                    $10,872                 $10,964                          $12,241
------------------------------------------------------------------------------------------------------------------------------------
Allowance for credit losses to
nonperforming loans                                       112.0%                   98.8%                           89.04%
------------------------------------------------------------------------------------------------------------------------------------
Nonperforming assets to total assets                       0.68%                   0.75%                            0.81%
------------------------------------------------------------------------------------------------------------------------------------



ALLOWANCE FOR CREDIT LOSSES


----------------------------------------------------------------------------------------------------
                                                           Nine months ended           Year ended
                                                          September 30, 2000       December 31, 1999
----------------------------------------------------------------------------------------------------
Average total loans outstanding during period                   $954,640              $851,705
----------------------------------------------------------------------------------------------------
Allowance at beginning of year                                   $10,043                $8,237
----------------------------------------------------------------------------------------------------
Charge-offs:
   Real estate - construction                                         --                    --
   Real estate - mortgage                                            998                   702
   Commercial and agricultural                                     1,907                 2,619
   Consumer                                                          505                   519
----------------------------------------------------------------------------------------------------
               Total charge-offs                                   3,410                 3,840
----------------------------------------------------------------------------------------------------
Recoveries:
   Real estate - construction                                         --                    --
   Real estate - mortgage                                            641                   179
   Commercial and agricultural                                       248                   318
   Consumer                                                          256                   141
----------------------------------------------------------------------------------------------------
               Total recoveries                                    1,145                   638
----------------------------------------------------------------------------------------------------
Net charge-offs (recoveries)                                       2,265                 3,202
----------------------------------------------------------------------------------------------------
Additions to allowance charged to operating expenses               1,400                 5,008
----------------------------------------------------------------------------------------------------
Allowance at end of period                                        $9,178               $10,043
====================================================================================================
Ratio of net charge-offs to average total loans                      .24%                  .38%
====================================================================================================



ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES



----------------------------------------------------------------------------------------------------

                           September 30, 2000       %(1)    December 31, 1999           %(1)
----------------------------------------------------------------------------------------------------
Real estate - construction             $1,061       13%               $ 1,145            14%
Real estate - mortgage                  3,330       60%                 3,583            59%
Commercial and agricultural             3,553       15%                 3,440            18%
Consumer                                  810       12%                 1,412             9%
Unallocated                               424        --                   463             --
----------------------------------------------------------------------------------------------------
Total Allowance                        $9,178      100%               $10,043           100%
====================================================================================================



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

As of September 30, 2000, the Company had loans totaling $34.8 million that were current but as to which there are concerns as to the ability of the borrowers to comply with present loan repayment terms. While management of the Company does not anticipate any loss not previously provided for on these loans, changes in the financial condition of these borrowers may necessitate future modifications in their loan repayment terms, additional charge-offs or provisions for loan losses.

At September 30, 2000, the Company had a significant concentration of credit risk in the real estate loan portfolio of 15%. While this exceeded the 10% threshold, we do not consider this to be an adverse risk. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

There were no other interest-bearing assets at September 30, 2000, classifiable as nonaccrual, past due, restructured or problem assets.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest Differentials

The following table shows average balances of asset and liability categories, interest income and paid, and average yields and rates for the periods indicated:


------------------------------------------------------------------------------------------------------------------------------
                                                         Nine months ended                       Nine months ended
                                                        September 30, 2000                       September 30, 1999
                                               -------------------------------------------------------------------------------
                                                 Average       Interest    Average        Average      Interest    Average
                                                  Daily       Income(1)/     Yield/        Daily       Income(1)/    Yield/
(dollars in thousands)                           Balance         Paid         Rate        Balance         Paid        Rate
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
    Interest-bearing deposits                   $  2,653       $  124       6.23%        $  3,851       $ 131       4.54%
------------------------------------------------------------------------------------------------------------------------------
    Federal funds sold                            18,575          870       6.25%          16,519         647       5.22%
------------------------------------------------------------------------------------------------------------------------------
    Loans held for sale                              591           35       7.90%           4,526         243       7.16%
------------------------------------------------------------------------------------------------------------------------------
    Investment securities:
         Taxable                                 456,605       21,904       6.40%         434,404      20,150       6.18%
         Tax exempt                                9,824          600       8.14%          10,413         648       8.29%
------------------------------------------------------------------------------------------------------------------------------
    Total investment securities                  466,429       22,504       6.43%         444,817      20,798       6.23%
------------------------------------------------------------------------------------------------------------------------------
    Loans(2)                                     954,640       63,130       8.82%         840,476      55,260       8.77%
------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets              1,442,888       86,663       8.01%       1,310,189      77,079       7.84%
    Noninterest-earning assets                   109,880                                  106,703
    Net effect of SFAS 115                       (12,905)                                    (105)
------------------------------------------------------------------------------------------------------------------------------
         Total assets                         $1,539,863                               $1,416,787
==============================================================================================================================
------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
     Interest-bearing deposits                  $875,848       29,934       4.56%        $806,560      25,187       4.16%
     Other short-term borrowings                 354,989       15,972       8.39%         311,134      11,951       5.12%
       Long-term debt                             40,250        2,533       6.00%          40,250       2,533       8.39%
------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities             1,271,087       48,439       5.08%       1,157,944      39,671       4.57%
Noninterest-bearing deposits                     166,536                                  149,090
Other liabilities                                 15,203                                   14,328
------------------------------------------------------------------------------------------------------------------------------
         Total liabilities                     1,452,826                                1,321,362
------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity                              99,942                                   95,530
Net effect of unrealized gains (losses)
on securities available for sale                 (12,905)                                    (105)
------------------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity               87,037                                   95,425
------------------------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders'
             equity                           $1,539,863                               $1,416,787
------------------------------------------------------------------------------------------------------------------------------
Net interest income                                            38,224                                  37,408
==============================================================================================================================
Net interest spread                                                         2.93%                                   3.27%
==============================================================================================================================
Net interest margin                                                         3.53%                                   3.81%
==============================================================================================================================


(1) Taxable equivalent adjustments of $254,000 for 2000 and $401,000 for 1999 are included in the interest income for total interest-earning assets.

(2) Nonaccruing loans, which include impaired loans, are included in the average balances. Net loan fees included in interest income totaled $1.66 million in 2000, and $2.51 million in 1999.

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

The Company employs computer model simulations for monitoring interest rate sensitivity. Interest rate risk ("IRR") management has various sources and it is not simply the risk from rates rising and falling. In fact, there are four sources of IRR: repricing risk, basis risk, yield curve risk, and option risk. Gap modeling only focuses on repricing risk. Income simulations that incorporate cash flow analyses: (1) measure the size and direction of interest rate exposure under a variety of interest rate and yield curve shape scenarios; (2) provides the opportunity to capture all critical elements such as volume, maturity dates, repricing dates, prepayment volumes, and hidden options such as caps, floors, puts, and calls; (3) utilizes the data to clearly focus attention on critical variables; (4) are dynamic; and (5) reflect changes in prevailing interest rates which affect different assets and liabilities in different ways. These simulations are run on a monthly basis using an interest rate ramping technique to determine the effects on the Company's net interest income, assuming a gradual increase or decrease in interest rates. The Company has an interest rate risk management policy that limits the amount of deterioration in net interest income, associated with an assumed interest rate shock of +/-100, +/-200, and +/-300 basis points change in interest rates, to no more than 7.5% (+/-100), 10.0% (+/-200), and 12.5% (+/-300) of net interest income. The model results as of September 30, 2000 are as follows:


                       Change in Interest Rate Assumption
-------------------------------------------------------------------------------------------------------------
(dollars in thousands)                    +100bp      +200bp      +300bp       -100bp      -200bp      -300bp
-------------------------------------------------------------------------------------------------------------
Net interest income-increase
(decrease)                              $(1,485)    $(3,146)   $(4,169)        $2,796      $4,786      $5,819
Net interest income - % change            (2.85)      (6.04)      (8.01)         5.37        9.20       11.18
-------------------------------------------------------------------------------------------------------------


CAPITAL RESOURCES

The following table shows the risk-based capital and the leverage ratios for the Company as of September 30, 2000:


                                                                                                    To Be Well
                                                                        For Capital               Capitalized Under
                                                 Actual               Adequacy Purposes:          Prompt Corrective
                                                                                                     Action Provisions:
------------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                   Amount        Ratio         Amount         Ratio          Amount         Ratio
------------------------------------------------------------------------------------------------------------------------------------
As of September 30, 2000:
Total Capital
  (to Risk-Weighted Assets):
    FCNB Corp                           $148,320      12.37%        $95,956          8.00%              N/A         N/A
    FCNB Bank                           $119,970      10.17%        $94,417          8.00%         $118,021      10.00%

Tier I Capital
  (To Risk-Weighted Assets):
    FCNB Corp                           $133,673      11.14%        $47,978          4.00%              N/A         N/A
    FCNB Bank                            $83,746       7.10%        $47,209          4.00%          $70,813       6.00%

Tier I Capital
  (To Average Assets):
    FCNB Corp                           $133,673       8.41%        $63,586          4.00%              N/A         N/A
    FCNB Bank                            $83,746       5.34%        $62,753          4.00%          $78,441       5.00%



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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

    Exhibits

         No. 11 - Statement Regarding the Computation of Per Share Earnings

         No. 27 - Financial Data Schedule

    Reports on Form 8-K

    On July 28, 2000,  the Company  filed a report on Form 8-K  reporting  under item 5, the execution and announcement of the definitive agreement pursuant to which the Company would be merged with and into BB&T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            FCNB CORP
                            (Registrant)

November 7, 2000            By:   /s/ A. Patrick Linton
                                  ---------------------
                                  A. Patrick Linton
                                  President Chief Executive Officer and Director

November 7, 2000            By:   /s/ Mark A. Severson
                                  --------------------
                                  Mark A. Severson
                                  Senior Vice President and Treasurer